Form 10-K
period 2003-12-31
CAPITAL ONE MULTI ASSET EXECUTION TRUST
filed 2004-03-30
CIK 1163321

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 333-75276

Capital One Funding, LLC, as Depositor

on behalf of

CAPITAL ONE MULTI-ASSET EXECUTION TRUST

(Exact name of registrant as specified in its charter)

Delaware	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Capital One Funding, LLC 140 East Shore Drive Room 1048 Glen Allen, Virginia	23059
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (804) 967-1000

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒*    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Registrant does not have any voting or non-voting common equity.

Documents incorporated by reference:  None.

* On August 24, 1995, Sears Receivables Financing Group, Inc., as originator of Sears Credit Account Master Trust II, was issued a no-action letter (“No-Action Letter”) by the Securities and Exchange Commission with respect to certain of the registrant’s reporting requirements pursuant to Section 13 or 15(d) of the Act.  This Form 10-K has been prepared in accordance with the terms of the No-Action Letter.

PART I

Item 1.                                        Business.

This Annual Report on Form 10-K (the “Report”) is filed with respect to Capital One Multi-asset Execution Trust (the “Trust”), a statutory trust formed under the laws of the State of Delaware pursuant to an Amended and Restated Trust Agreement, dated as of October 9, 2002 (the “Trust Agreement”), between Capital One Funding, LLC, as beneficiary and as a transferor, and Deutsche Bank Trust Company Delaware, as owner trustee (the “Owner Trustee”).  Capitalized terms not defined in this Report have the meaning assigned to them in the Trust Agreement or, if not defined in the Trust Agreement, in the Indenture, dated as of October 9, 2002 (the “Indenture”), between Capital One Multi-asset Execution Trust, as Issuer, and The Bank of New York, as Indenture Trustee (the “Indenture Trustee”).

Item 2.                                        Properties.

Omitted pursuant to the No-Action Letter.

Item 3.                                        Legal Proceedings.

The registrant knows of no material pending legal proceedings with respect to the Trust, involving the Trust, the Owner Trustee (in its capacity as such), the Indenture Trustee (in its capacity as such), the Trust’s assets, Capital One Bank (in its capacity as servicer under the Pooling and Servicing Agreement), or Capital One Funding, LLC, other than routine litigation incidental to the business of the Trust, the Owner Trustee (in its capacity as such), the Indenture Trustee (in its capacity as such), Capital One Bank (in its capacity as servicer) or Capital One Funding, LLC.

Item 4.                                        Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.                                        Market for Registrant’s Common Equity and Related Stockholder Matters.

To the best knowledge of the registrant, there is no established public trading market for the Notes.

Each publicly-offered tranche of the Trust’s Notes is delivered and held in book entry form through the facilities of The Depository Trust Company (“DTC”), a “clearing agency” registered pursuant to the provisions of Section 17A of the Securities Exchange Act of 1934, as amended.  Each publicly-offered tranche of the Trust’s Notes is represented by one or more certificates registered in the name of Cede & Co. (“Cede”), the nominee of DTC.

Item 6.                                        Selected Financial Data.

Omitted pursuant to the No-Action Letter.

Item 7.                                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted pursuant to the No-Action Letter.

Item 7A.                               Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.                                        Financial Statements and Supplementary Data.

Omitted pursuant to the No-Action Letter.

Item 9.                                        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                               Controls and Procedures.

Not applicable.

PART III

Item 10.                                 Directors and Executive Officers of the Registrant.

Omitted pursuant to the No-Action Letter.

Item 11.                                 Executive Compensation.

Omitted pursuant to the No-Action Letter.

Item 12.                                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Each publicly-offered tranche of Notes is represented by one or more certificates registered in the name of Cede, the nominee of DTC, and an investor holding an interest in such tranche of Notes is not entitled to receive a certificate representing such interest except in limited circumstances set forth in the Indenture.  Accordingly, Cede is the sole holder of record of such Notes, which it holds on behalf of brokers, dealers, banks, and other direct participant in the DTC system.  Such direct participants may hold the Notes for their own accounts or for the accounts of their customers.  The name and address of Cede is Cede & Co., c/o The Depository Trust Company, 55 Water Street, New York, NY  10041.

Item 13.                                 Certain Relationships and Related Transactions.

The registrant knows of no transaction or series of transactions during the most recently completed fiscal year, or any currently proposed transaction or series of transactions, in an amount exceeding $60,000, involving the Trust in which any Noteholder identified in Item 12 above or any other beneficial owner of more than five percent of such Notes known to the registrant had or will have a direct or indirect material interest.

Item 14.                                 Principal Accounting Fees and Services.

Not applicable.

PART IV

Item 15.                                 Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)          (1)  Omitted pursuant to the No-Action Letter.

(2)  Omitted pursuant to the No-Action Letter.

(3)  The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)                                 Reports on Form 8-K.

The following Current Reports on Form 8-K were filed by the registrant during, or otherwise relating to, 2003:

Date	Items Reported

January 9, 2003	Items 5 and 7
February 11, 2003	Items 5 and 7
March 10, 2003	Items 5 and 7
April 10, 2003	Items 5 and 7
May 12, 2003	Items 5 and 7
May 16, 2003	Items 5 and 7
June 11, 2003	Items 5 and 7
July 10, 2003	Items 5 and 7
August 11, 2003	Items 5 and 7
August 12, 2003	Items 5 and 7
August 15, 2003	Items 5 and 7
September 10, 2003	Items 5 and 7
September 11, 2003	Items 5 and 7

September 23, 2003	Items 5 and 7
October 1, 2003	Items 5 and 7
October 10, 2003	Items 5 and 7
October 17, 2003	Items 5 and 7
November 3, 2003	Items 5 and 7
November 10, 2003	Items 5 and 7
November 14, 2003	Items 5 and 7
December 3, 2003	Items 5 and 7
December 10, 2003	Items 5 and 7
January 6, 2004	Items 5 and 7
January 12, 2004	Items 5 and 7

(c)                                See subparagraph (a)(3) above.

(d)                               Omitted pursuant to the No-Action Letter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Capital One Multi-asset Execution Trust
(Registrant)

	By:	Capital One Funding, LLC
(Depositor)

	By:	/s/ Stephen Linehan
Stephen Linehan
President

Date: March 30, 2004

EXHIBIT INDEX

Exhibit No.

31.1                           Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Securities and Exchange Commission.

99.1                           2003 Annual Noteholders’ Statement prepared by the Servicer.

99.2                           Annual Independent Accountants’ Report pursuant to Section 3.06 of the Pooling and Servicing Agreement.

99.3                           Report of Management on Compliance.

99.4                           Annual Statement of Compliance from the Servicer.