Form 10-K
period 2004-12-31
CAPITAL ONE MULTI ASSET EXECUTION TRUST
filed 2005-03-31
CIK 1163321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 333-75276

Capital One Funding, LLC, as Depositor

on behalf of

CAPITAL ONE MULTI-ASSET EXECUTION TRUST

(Exact name of registrant as specified in its charter)

Delaware	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Capital One Funding, LLC 140 East Shore Drive Room 1071-B Glen Allen, Virginia	23059
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (804) 290-6959

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

                        (2)  Omitted pursuant to the No-Action Letter.

                        (3)  The exhibits filed in response to Item 601 of Regulation S-K are listed in the Exhibit Index.

(b)                                 Reports on Form 8-K.

                                                The following Current Reports on Form 8-K were filed by the registrant during, or otherwise relating to, 2004:

Date	Items Reported
January 6, 2004	Items 5 and 7
January 12, 2004	Items 5 and 7
January 29, 2004	Items 5 and 7
February 10, 2004	Items 5 and 7
February 11, 2004	Items 5 and 7
March 3, 2004	Items 5 and 7
March 10, 2004	Items 5 and 7
March 11, 2004	Items 5 and 7
March 17, 2004	Items 5 and 7
March 17, 2004	Items 5 and 7
April 12, 2004	Items 5 and 7
April 13, 2004	Items 5 and 7
April 20, 2004	Items 5 and 7
May 12, 2004	Items 5 and 7

June 10, 2004	Items 5 and 7
June 15, 2004	Items 5 and 7
June 15, 2004	Items 5 and 7
July 12, 2004	Items 5 and 7
July 20, 2004	Items 5 and 7
July 22, 2004	Items 5 and 7
August 11, 2004	Items 5 and 7
September 7, 2004	Items 8.01 and 9.01
September 10, 2004	Items 8.01 and 9.01
September 13, 2004	Items 8.01 and 9.01
October 12, 2004	Items 8.01 and 9.01
October 14, 2004	Items 8.01 and 9.01
November 9, 2004	Items 8.01 and 9.01
November 22, 2004	Items 8.01 and 9.01
November 29, 2004	Items 8.01 and 9.01
December 1, 2004	Item 8.01
December 10, 2004	Items 8.01 and 9.01
January 12, 2005	Items 8.01 and 9.01

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
Stephen Linehan
President

Date: March 31, 2005

EXHIBIT INDEX

Exhibit No.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Securities and Exchange Commission.

99.1	2004 Annual Noteholders’ Statement prepared by the Servicer.

99.2	Report of Independent Registered Public Accounting Firm pursuant to Section 3.06 of the Pooling and Servicing Agreement.

99.3	Report of Management on Compliance.

99.4	Annual Statement of Compliance from the Servicer.