Form 10-K
period 2005-12-31
CAPITAL ONE MULTI ASSET EXECUTION TRUST
filed 2006-03-30
CIK 1163321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐  Yes   ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes   ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒*   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer   ☐  Accelerated filer   ☐  Non-accelerated filer   ☒

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Act) . ☐  Yes   ☒  No

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

*On August 24, 1995, Sears Receivables Financing Group, Inc., as originator of Sears Credit Account Master Trust II, was issued a no-action letter (“No-Action Letter”) by the Securities and Exchange Commission with respect to certain of the registrant’s reporting requirements pursuant to Section 13 or 15(d) of the Act. This Form 10-K has been prepared in accordance with the terms of the No-Action Letter.

PART I

Item 1.                    Business.

This Annual Report on Form 10-K (the “Report”) is filed with respect to Capital One Multi-asset Execution Trust (the “Trust”), a statutory trust formed under the laws of the State of Delaware pursuant to an Amended and Restated Trust Agreement, dated as of October 9, 2002 (the “Trust Agreement”), between Capital One Funding, LLC, as beneficiary and as a transferor, and Deutsche Bank Trust Company Delaware, as owner trustee (the “Owner Trustee”). Capitalized terms not defined in this Report have the meaning assigned to them in the Trust Agreement or, if not defined in the Trust Agreement, in the Indenture, dated as of October 9, 2002, as amended and restated as of January 13, 2006 (the “Indenture”), between Capital One Multi-asset Execution Trust, as Issuer, and The Bank of New York, as Indenture Trustee (the “Indenture Trustee”).

Item 1A.                 Risk Factors.

Not applicable.

Item 1B.                 Unresolved Staff Comments.

Not applicable.

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

Item 4.                    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.                Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Item 9B.                 Other Information.

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

       (b)     See (a)(3) above.

(c)          Omitted pursuant to the No-Action Letter.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Capital One Funding, LLC
Acting solely in its capacity as depositor of Capital One Multi-asset execution trust

	By:	/s/ Stephen Linehan
Name: Stephen Linehan
Title: President, Capital One Funding, LLC

Date: March 29, 2006

EXHIBIT INDEX

Exhibit No.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Securities and Exchange Commission.

99.1	2005 Annual Noteholders’ Statement prepared by the Servicer.

99.2	Annual Independent Accountants’ Report pursuant to Section 3.06 of the Pooling and Servicing Agreement.

99.3	Report of Management on Compliance.

99.4	Annual Statement of Compliance from the Servicer.