Form 10-K
period 2006-12-31
CAPITAL ONE MULTI ASSET EXECUTION TRUST
filed 2007-03-30
CIK 1163321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                For the fiscal year ended: December 31, 2006

or

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                For Transition period

Commission File Number of issuing entity: 333-130862-02	Commission File Number of issuing entity: 333-130862-01
CAPITAL ONE MULTI-ASSET	CAPITAL ONE MASTER TRUST
EXECUTION TRUST
(Exact Name of Issuing Entity as Specified in its Charter)	(Exact Name of Issuing Entity as Specified in its Charter)
(Issuer of the Notes)	(Issuer of the Collateral Certificate)

Commission File Number of depositor: 333-130862

CAPITAL ONE FUNDING, LLC

(Exact Name of Depositor as Specified in its Charter)

CAPITAL ONE BANK

(Exact Name of Sponsor as Specified in its Charter)

Delaware	New York
(State or Other Jurisdiction of Incorporation	(State or Other Jurisdiction of Incorporation
or Organization of the Issuing Entity)	or Organization of the Issuing Entity)

c/o Capital One Funding, LLC	c/o Capital One Funding, LLC
140 East Shore Drive	140 East Shore Drive
Room 1071-B	Room 1071-B
Glen Allen, VA 23059	Glen Allen, VA 23059
(Address of Principal Executive Offices	(Address of Principal Executive Offices
of Issuing Entity)	of Issuing Entity)

(804) 290-6959	(804) 290-6959
(Telephone number, including area code)	(Telephone number, including area code)

Not Applicable	Not Applicable
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

Not Applicable	Not Applicable
(Former name, former address, if changed since last report)	(Former name, former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:            None

Securities registered pursuant to Section 12(g) of the Act:             None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of the Form 10-K or any amendment to this form 10-K.    ☒  [Item 405 of Regulation S-K is not applicable.]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Registrant has no voting or non-voting common equity outstanding held by non-affiliates.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10—K:

Item 1:	Business.
Item 1A:	Risk Factors.
Item 2:	Properties.
Item 3:	Legal Proceedings.
Item 4:	Submission of Matters to a Vote of Security Holders.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Substitute information provided in accordance with General Instruction J to Form 10—K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

The primary asset of the issuing entity is the collateral certificate, Series 2002-CC, representing an undivided interest in Capital One Master Trust, whose assets include the receivables arising in a portfolio of consumer revolving credit card accounts. Capital One Master Trust, therefore, may be considered a significant obligor in relation to Capital One Multi-asset Execution Trust. Pursuant to Instruction 3.b. to Item 1112(b) of Regulation AB, the information required by Instruction J to Form 10-K in respect of Capital One Master Trust has been disclosed in this report on Form 10-K in lieu of the information otherwise contemplated by Item 1112(b).

The pool assets held by Capital One Master Trust do not include any significant obligors.

Item 1114(b)(2) of Regulation AB: Credit Enhancement and Other Support, Except for Certain Derivatives Instruments (Financial Information).

Based on the standards set forth in Item 1114(b)(2) of Regulation AB, no information is required in response to this Item.

Item 1115(b) of Regulation AB: Certain Derivatives Instruments (Financial Information).

Based on the standards set forth in Item 1115(b) of Regulation AB, no information is required in response to this Item.

Item 1117 of Regulation AB: Legal Proceedings.

Over the past several years, MasterCard International and Visa U.S.A., Inc., as well as several of their member banks and affiliated institutions, have been involved in several different lawsuits challenging various practices of MasterCard and Visa.

In 1998, the United States Department of Justice filed an antitrust lawsuit against the MasterCard and Visa membership associations composed of financial institutions that issue MasterCard or Visa credit or debit cards (“associations”), alleging, among other things, that the associations had violated antitrust law and engaged in unfair practices by not allowing member banks to issue cards from competing brands, such as American Express and Discover Financial Services. In 2001, a New York district court entered judgment in favor of the Department of Justice and ordered the associations to repeal these policies. The United States Court of Appeals for the Second Circuit affirmed the district court and, on October 4, 2004, the United States Supreme Court denied certiorari in the case. In November 2004, American Express filed an antitrust lawsuit (the “Amex lawsuit”) against MasterCard and Visa and several member banks and affiliated institutions alleging, among other things, that the defendants jointly and severally implemented and enforced illegal exclusionary agreements that prevented member banks from issuing American Express cards. The complaint requests civil monetary damages, which could be trebled. Capital One Bank, Capital One, F.S.B. and Capital One Financial Corporation are named defendants in this lawsuit.

Separately, a number of entities, each purporting to represent a class of retail merchants, have also filed antitrust lawsuits (the “Interchange lawsuits”) against MasterCard and Visa and several member banks and affiliated institutions, including Capital One Bank, Capital One, F.S.B. and Capital One Financial Corporation alleging among other things, that the defendants conspired to fix the level of interchange fees. The complaints request civil monetary damages, which could be trebled. In October 2005, the Interchange lawsuits were consolidated before the United States District Court for the Eastern District of New York for certain purposes, including discovery.

Finally, a number of individual plaintiffs, each purporting to represent a class of cardholders, have filed antitrust lawsuits (the “Fee Antitrust lawsuits”) against several institutions, including Capital One Financial Corporation, alleging among other things that the defendants conspired to fix the level of late fees and over-limit fees charged to cardholders and that these fees are excessive. The complaints request civil monetary damages, which could be trebled.

Capital One Bank, Capital One, F.S.B. and Capital One Financial Corporation believe that they have meritorious defenses with respect to these cases and intend to defend these cases vigorously. At the present time, Capital One Financial Corporation is not in a position to determine whether the resolution of these cases will have a material adverse effect on either the consolidated financial position of Capital One Financial Corporation or Capital One Financial Corporation’s results of operations in any future reporting period.

In addition, several merchants filed class action antitrust lawsuits, which were subsequently consolidated, against the associations relating to certain debit card products. In April 2003, the associations agreed to settle the lawsuit in exchange for payments to plaintiffs and for changes in policies and interchange rates for debit cards. Certain merchant plaintiffs have opted out of the settlements and have commenced separate lawsuits. Additionally, consumer class action lawsuits with claims mirroring the merchants’ allegations have been filed in several courts. Finally, MasterCard and Visa, as well as certain member banks, continue to face additional lawsuits regarding policies, practices, products and fees.

With the exception of the Fee Antitrust lawsuits, the Interchange lawsuits, and the Amex lawsuit, Capital One Financial Corporation, Capital One Bank and Capital One F.S.B. are not parties to the lawsuits against MasterCard and Visa described above and therefore will not be directly liable for any amount related to any possible or known settlements of such lawsuits. However, Capital One Financial Corporation’s subsidiary banks are member banks of MasterCard and Visa and thus may be affected by settlements or lawsuits relating to these issues, including changes in interchange payments. In addition, it is possible that the scope of these lawsuits may expand and that other member banks, including Capital One Financial Corporation’s subsidiary banks, may be brought into the lawsuits or future lawsuits. During the second quarter of 2006, MasterCard successfully completed its initial public offering and Visa revised its governance structure. Both entities now rely upon independent directors for certain decisions, including the setting of interchange rates.

Given the complexity of the issues raised by these lawsuits and the uncertainty regarding: (i) the outcome of these suits, (ii) the likelihood and amount of any possible judgments, (iii) the likelihood, amount and validity of any claim against the member banks, Capital One Financial Corporation and its subsidiary banks, (iv) changes in industry structure that may result from the suits and (v) the effects of these suits, in turn, on competition in the industry, member banks, and interchange fees, we cannot determine at this time the long-term effects of these suits on Capital One Financial Corporation, Capital One Bank and Capital One, F.S.B. and on the payment of principal and interest on the notes.

Except as disclosed above, there are no pending material legal or other proceedings involving Capital One Bank, as sponsor and servicer, Capital One Funding, LLC, as depositor, Capital One Master Trust and Capital One Multi-asset Execution Trust, each as an issuing entity, The Bank of New York, as indenture trustee and master trust trustee, Deutsche Bank Trust Company Delaware, as owner trustee, or any other party described in Item 1117 of Regulation AB, or of which any property of the foregoing is the subject, that, individually or in the aggregate, would have a material adverse impact on investors in the securities to which this report on Form 10-K relates.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10—K:

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6:	Selected Financial Data.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A:	Quantitative and Qualitative Disclosures about Market Risk.

Item 8:	Financial Statements and Supplementary Data.

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Item 9A:	Controls and Procedures.

Item 9B: Other Information.

None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10—K:

Item 10:	Directors, Executive Officers, and Corporate Governance.

Item 11:	Executive Compensation.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13:	Certain Relationships and Related Transactions, and Director Independence.

Item 14:	Principal Accounting Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10—K:

Item 1119 of Regulation AB: Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Capital One Bank, for itself and on behalf of its affiliate Capital One Services, Inc., First Data Resources, Inc., and its affiliate REMITCO, LLC, and The Bank of New York (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by each of Capital One Master Trust and Capital One Multi-asset Execution Trust. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of, and for the twelve month period ended, December 31, 2006, which Reports on Assessment are included as exhibits to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment.  Each Attestation Report is attached as an exhibit to this Form 10-K.

No Report on Assessment or related Attestation Report has identified any material instance of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to the related Servicing Participant.

Regulations of the Securities and Exchange Commission (the “SEC”) require that each Servicing Participant complete a Report on Assessment at a “platform” level, meaning that the transactions covered by the Report on Assessment should include all asset-backed securities transactions involving such Servicing Participant that are backed by the same asset type.  More recent guidance from the SEC staff identifies additional parameters which a Servicing Participant may apply to define and further limit its platform.  For example, a Servicing Participant may define its platform to include only transactions that were completed on or after January 1, 2006 and that were registered with the SEC pursuant to the Securities Act of 1933.  Each Servicing Participant is responsible for defining its own platform, and each platform will naturally differ based on various factors, including the Servicing Participant’s business model and the transactions in which it is involved.

Based on our understanding of their platforms and the guidance that is available at this time, we believe that the parameters by which the Servicing Participants have defined their platforms should be permissible.  However, because the SEC’s regulations are new and the guidance that is available at this time is subject to clarification or change, we cannot assure you that the SEC and its staff will necessarily agree.

Item 1123 of Regulation AB: Servicer Compliance Statement.

Each of Capital One Bank, Capital One Services, Inc. and Capital One, N.A. has been identified by the registrant as a servicer meeting the criteria of Item 1108(a)(2)(i), (ii) or (iii) of Regulation AB with respect to the pool assets held by each of Capital One Master Trust and Capital One Multi-asset Execution Trust. Each of these servicers has provided a statement of compliance (a “Compliance Statement”), which has been signed by an authorized officer of the related servicer. Each Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)             Not Applicable.

(a)(2)             Not Applicable.

(a)(3)             Not Applicable.

(b)                          Exhibits

Exhibit Number	Description
3.1

Amended and Restated Limited Liability Company Agreement of Capital One Funding, LLC dated as of July 31, 2002 (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form S-3 Registration Statement (File Nos. 333-75276, 333-75276-01 and 333-75276-02) filed with the Securities and Exchange Commission on September 12, 2002).

4.1

Receivables Purchase Agreement dated as of August 1, 2002 (the “Bank Receivables Purchase Agreement”) between Capital One Funding, LLC and Capital One Bank (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Form S-3 Registration Statement (File Nos. 333-75276, 333- 75276-01 and 333-75276-02) filed with the Securities and Exchange Commission on September 12, 2002)

4.2

First Amendment dated as of March 23, 2007 to the Bank Receivables Purchase Agreement (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2007).

4.3

Receivables Purchase Agreement dated as of August 1, 2002 between Capital One Funding, LLC and Capital One, F.S.B. (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Form S-3 Registration Statement (File Nos. 333-75276, 333-75276-01 and 333-75276-02) filed with the Securities and Exchange Commission on September 12, 2002).

4.4

Indenture for the Notes dated as of October 9, 2002, as amended and restated as of January 13, 2006 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2006).

4.5

Asset Pool Supplement for the Notes dated October 9, 2002 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2002).

4.6

Indenture Supplement for the Notes dated as of October 9, 2002 (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2002).

4.7

Series 2002-CC Supplement to the Amended and Restated Pooling and Servicing Agreement dated as of October 9, 2002 relating to the COMT Collateral Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2002).

4.8

Amended and Restated Pooling and Servicing Agreement, dated as of September 30, 1993, and as amended and restated as of August 1, 2002 and January 13, 2006 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2006).

4.9

First Amendment dated as of March 23, 2007 to the Amended and Restated Pooling and Servicing Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2007).

4.10

Transfer and Assumption Agreement, dated as of November 22, 1994 by and among Signet Bank/ Virginia, Capital One Bank, as Assuming Entity, The Bank of New York, as Trustee and the other parties thereto (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 13, 1995).

4.11

Second Amended and Restated Trust Agreement dated as of January 13, 2006 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2006).

4.12

Transfer and Administration Agreement dated as of October 9, 2002 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by Capital One Funding, LLC on November 12, 2002).

4.13.1

Class A(2002-1) Terms Document, dated as of October 9, 2002 (included in Exhibit 4.7 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 12, 2002, which is incorporated herein by reference).

4.13.2

Class C(2002-1) Terms Document, dated as of October 9, 2002 (included in Exhibit 4.10 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 12, 2002, which is incorporated herein by reference).

4.13.3

Class C(2003-1) Terms Document, dated as of May 28, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 11, 2003, which is incorporated herein by reference).

4.13.4

Class A(2003-3) Terms Document, dated as of August 13, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2003, which is incorporated herein by reference).

4.13.5

Class B(2003-3) Terms Document, dated as of September 3, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 11, 2003, which is incorporated herein by reference).

4.13.6

Class B(2003-4) Terms Document, dated as of September 16, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 23, 2003, which is incorporated herein by reference).

4.13.7

Class A(2003-4) Terms Document, dated as of September 26, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2003, which is incorporated herein by reference).

4.13.8

Class C(2003-3) Terms Document, dated as of September 23, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2003, which is incorporated herein by reference).

4.13.9

Class A(2003-5) Terms Document, dated as of October 10, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 17, 2003, which is incorporated herein by reference).

4.13.10

Class C(2003-4) Terms Document, dated as of October 29, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 10, 2003, which is incorporated herein by reference).

4.13.11

Class B(2003-5) Terms Document, dated as of November 5, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2003, which is incorporated herein by reference).

4.13.12

Class A(2003-7) Terms Document, dated as of November 21, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 3, 2003, which is incorporated herein by reference).

4.13.13

Class B(2003-6) Terms Document, dated as of November 20, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 3, 2003, which is incorporated herein by reference).

4.13.14

Class C(2003-5) Terms Document, dated as of December 23, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 6, 2004, which is incorporated herein by reference).

4.13.15

Class B(2004-1) Terms Document, dated as of January 30, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 10, 2004, which is incorporated herein by reference).

4.13.16

Class A(2004-1) Terms Document, dated as of February 26, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2004, which is incorporated herein by reference).

4.13.17

Class C(2004-2) Terms Document, dated as of March 5, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 11, 2004, which is incorporated herein by reference).

4.13.18

Class A(2004-2) Terms Document, dated as of April 8, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 13, 2004, which is incorporated herein by reference).

4.13.19

Class B(2004-3) Terms Document, dated as of April 14, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 20, 2004, which is incorporated herein by reference).

4.13.20

Class A(2004-3) Terms Document, dated as of May 6, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 12, 2004, which is incorporated herein by reference).

4.13.21

Class A(2004-4) Terms Document, dated as of June 10, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2004, which is incorporated herein by reference).

4.13.22

Class A(2004-5) Terms Document, dated as of June 10, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2004, which is incorporated herein by reference).

4.13.23

Class A(2004-6) Terms Document, dated as of July 14, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 20, 2004, which is incorporated herein by reference).

4.13.24

Class B(2004-4) Terms Document, dated as of July 16, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 22, 2004, which is incorporated herein by reference).

4.13.25

Class B(2004-5) Terms Document, dated as of July 16, 2004 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 22, 2004, which is incorporated herein by reference).

4.13.26

Class C(2004-4) Terms Document, dated as of September 2, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 7, 2004, which is incorporated herein by reference).

4.13.27

Class A(2004-7) Terms Document, dated as of September 9, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 13, 2004, which is incorporated herein by reference).

4.13.28

Class B(2004-6) Terms Document, dated as of October 8, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 14, 2004, which is incorporated herein by reference).

4.13.29

Class A(2004-8) Terms Document, dated as of November 10, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 22, 2004, which is incorporated herein by reference).

4.13.30

Supplemental Indenture with respect to additional Class A(2004-4) Notes, dated as of November 23, 2004 to Class A(2004-4) Terms Document, dated as of June 10, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 29, 2004, which is incorporated herein by reference).

4.13.31

Class B(2005-1) Terms Document, dated as of March 3, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 9, 2005, which is incorporated herein by reference).

4.13.32

Class A(2005-1) Terms Document, dated as of April 1, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 8, 2005, which is incorporated herein by reference).

4.13.33

Class C(2005-1) Terms Document, dated as of April 21, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 29, 2005, which is incorporated herein by reference).

4.13.34

Class A(2005-2) Terms Document, dated as of May 6, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 10, 2005, which is incorporated herein by reference).

4.13.35

Class B(2005-2) Terms Document, dated as of May 20, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 24, 2005, which is incorporated herein by reference).

4.13.36

Class A(2005-3) Terms Document, dated as of June 10, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 14, 2005, which is incorporated herein by reference).

4.13.37

Class A(2005-4) Terms Document, dated as of June 13, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2005, which is incorporated herein by reference).

4.13.38

Class A(2005-5) Terms Document, dated as of July 8, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 14, 2005, which is incorporated herein by reference).

4.13.39

Class A(2005-6) Terms Document, dated as of July 28, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 29, 2005, which is incorporated herein by reference).

4.13.40

Class B(2005-3) Terms Document, dated as of August 4, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2005, which is incorporated herein by reference).

4.13.41

Class A(2005-7) Terms Document, dated as of August 18, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 19, 2005, which is incorporated herein by reference).

4.13.42

Class A(2005-8) Terms Document, dated as of August 26, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 29, 2005, which is incorporated herein by reference).

4.13.43

Class A(2005-9) Terms Document, dated as of October 19, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2005, which is incorporated herein by reference).

4.13.44

Class A(2005-10) Terms Document, dated as of November 15, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 16, 2005, which is incorporated herein by reference).

4.13.45

Class A(2005-11) Terms Document, dated as of November 23, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 29, 2005, which is incorporated herein by reference).

4.13.46

Class A(2006-1) Terms Document, dated as of January 20, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 23, 2006, which is incorporated herein by reference).

4.13.47

Class A(2006-2) Terms Document, dated as of February 3, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 10, 2006, which is incorporated herein by reference).

4.13.48

Omnibus Addendum, dated as of February 10, 2006, to the various Terms Documents to the Indenture (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 13, 2006, which is incorporated herein by reference).

4.13.49

Class A(2006-3) Terms Document, dated as of March 1, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 7, 2006, which is incorporated herein by reference).

4.13.50

Class A(2006-4) Terms Document, dated as of March 8, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 15, 2006, which is incorporated herein by reference).

4.13.51

Class A(2006-5) Terms Document, dated as of April 4, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 12, 2006, which is incorporated herein by reference).

4.13.52

Class B(2006-1) Terms Document, dated as of April 6, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 14, 2006, which is incorporated herein by reference).

4.13.53

Class A(2006-6) Terms Document, dated as of April 25, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 27, 2006, which is incorporated herein by reference).

4.13.54

Class C(2006-1) Terms Document, dated as of May 17, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 24, 2006, which is incorporated herein by reference).

4.13.55

Class A(2006-7) Terms Document, dated as of May 17, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 24, 2006, which is incorporated herein by reference).

4.13.56

Class B(2006-2) Terms Document, dated as of June 6, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 8, 2006, which is incorporated herein by reference).

4.13.57

Class A(2006-8) Terms Document, dated as of June 30, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 6, 2006, which is incorporated herein by reference).

4.13.58

Class A(2006-9) Terms Document, dated as of July 31, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 8, 2006, which is incorporated herein by reference).

4.13.59

Class C(2006-2) Terms Document, dated as of August 17, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 28, 2006, which is incorporated herein by reference).

4.13.60

Class A(2006-10) Terms Document, dated as of August 25, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 28, 2006, which is incorporated herein by reference).

4.13.61

Class A(2006-11) Terms Document, dated as of September 1, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 8, 2006, which is incorporated herein by reference).

4.13.62

Class A(2006-12) Terms Document, dated as of October 5 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2006, which is incorporated herein by reference).

4.13.63

Class C(2006-3)Terms Document, dated as of October 11, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2006, which is incorporated herein by reference).

4.13.64

Class A(2006-13) Terms Document, dated as of October 20, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 25, 2006, which is incorporated herein by reference).

4.13.65

Class A(2006-14) Terms Document, dated as of November 7, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2006, which is incorporated herein by reference).

10.1

Services Agreement, dated as of November 8, 2004, between Capital One Services, Inc. and First Data Resources, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2005, as supplemented by the Current Report on Form 8-K/A (No. 1) filed with the Securities and Exchange Commission by Capital One Funding, LLC on December 21, 2005). Confidential Treatment has been requested for certain portions of the Services Agreement.

10.2	Subservicing Agreement dated as of January 1, 2006 between Capital One Bank and Capital One Services, Inc.

10.3

Services Agreement, dated as of March 16, 2006, between Capital One Bank and Capital One, N.A. (formerly known as Hibernia National Bank) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006).

31.1	Certification of Capital One Funding, LLC pursuant to rule 13a-14(d)/15(d)-14(d) under the Securities Exchange Act of 1934.

33.1	Report on Assessment of Compliance with Servicing Criteria for Capital One Bank, for itself and on behalf of its affiliate, Capital One Services, Inc.

33.2	Report on Assessment of Compliance with Servicing Criteria for First Data Resources, Inc. and REMITCO, LLC.

33.3	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York.

34.1	Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with Servicing Criteria relating to Capital One Bank and Capital One Services, Inc.

34.2	Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with Servicing Criteria relating to First Data Resources, Inc. and REMITCO, LLC.

34.3	Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with Servicing Criteria relating to The Bank of New York.

35.1	Servicer Compliance Statement of Capital One Bank.

35.2	Servicer Compliance Statement of Capital One Services, Inc.

35.3	Servicer Compliance Statement of Capital One, N.A.

(c)          Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Capital One Multi-asset Execution Trust

Capital One Master Trust

By:	Capital One Funding, LLC, as Depositor

By:	/s/ Stephen Linehan
Name:	Stephen Linehan
Title:	President

Date: March 30, 2007

EXHIBIT INDEX

Exhibit Number	Description
3.1

Amended and Restated Limited Liability Company Agreement of Capital One Funding, LLC dated as of July 31, 2002 (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form S-3 Registration Statement (File Nos. 333-75276, 333-75276-01 and 333-75276-02) filed with the Securities and Exchange Commission on September 12, 2002).

4.1

Receivables Purchase Agreement dated as of August 1, 2002 (the “Bank Receivables Purchase Agreement”) between Capital One Funding, LLC and Capital One Bank (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to Form S-3 Registration Statement (File Nos. 333-75276, 333- 75276-01 and 333-75276-02) filed with the Securities and Exchange Commission on September 12, 2002)

4.2

First Amendment dated as of March 23, 2007, to the Bank Receivables Purchase Agreement (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2007).

4.3

Receivables Purchase Agreement dated as of August 1, 2002 between Capital One Funding, LLC and Capital One, F.S.B. (incorporated by reference to Exhibit 4.2 to Amendment No. 1 to Form S-3 Registration Statement (File Nos. 333-75276, 333-75276-01 and 333-75276-02) filed with the Securities and Exchange Commission on September 12, 2002).

4.4

Indenture for the Notes dated as of October 9, 2002, as amended and restated as of January 13, 2006 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2006).

4.5

Asset Pool Supplement for the Notes dated October 9, 2002 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2002).

4.6

Indenture Supplement for the Notes dated as of October 9, 2002 (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2002).

4.7

Series 2002-CC Supplement to the Amended and Restated Pooling and Servicing Agreement dated as of October 9, 2002 relating to the COMT Collateral Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2002).

4.8

Amended and Restated Pooling and Servicing Agreement, dated as of September 30, 1993, and as amended and restated as of August 1, 2002 and January 13, 2006 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2006).

4.9

First Amendment dated as of March 23, 2007 to the Amended and Restated Pooling and Servicing Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2007).

4.10

Transfer and Assumption Agreement, dated as of November 22, 1994 by and among Signet Bank/ Virginia, Capital One Bank, as Assuming Entity, The Bank of New York, as Trustee and the other parties thereto (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 13, 1995).

4.11

Second Amended and Restated Trust Agreement dated as of January 13, 2006 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2006).

4.12

Transfer and Administration Agreement dated as of October 9, 2002 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by Capital One Funding, LLC on November 12, 2002).

4.13.1

Class A(2002-1) Terms Document, dated as of October 9, 2002 (included in Exhibit 4.7 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 12, 2002, which is incorporated herein by reference).

4.13.2

Class C(2002-1) Terms Document, dated as of October 9, 2002 (included in Exhibit 4.10 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 12, 2002, which is incorporated herein by reference).

4.13.3

Class C(2003-1) Terms Document, dated as of May 28, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 11, 2003, which is incorporated herein by reference).

4.13.4

Class A(2003-3) Terms Document, dated as of August 13, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2003, which is incorporated herein by reference).

4.13.5

Class B(2003-3) Terms Document, dated as of September 3, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 11, 2003, which is incorporated herein by reference).

4.13.6

Class B(2003-4) Terms Document, dated as of September 16, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 23, 2003, which is incorporated herein by reference).

4.13.7

Class A(2003-4) Terms Document, dated as of September 26, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2003, which is incorporated herein by reference).

4.13.8

Class C(2003-3) Terms Document, dated as of September 23, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2003, which is incorporated herein by reference).

4.13.9

Class A(2003-5) Terms Document, dated as of October 10, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 17, 2003, which is incorporated herein by reference).

4.13.10

Class C(2003-4) Terms Document, dated as of October 29, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 10, 2003, which is incorporated herein by reference).

4.13.11

Class B(2003-5) Terms Document, dated as of November 5, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2003, which is incorporated herein by reference).

4.13.12

Class A(2003-7) Terms Document, dated as of November 21, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 3, 2003, which is incorporated herein by reference).

4.13.13

Class B(2003-6) Terms Document, dated as of November 20, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 3, 2003, which is incorporated herein by reference).

4.13.14

Class C(2003-5) Terms Document, dated as of December 23, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 6, 2004, which is incorporated herein by reference).

4.13.15

Class B(2004-1) Terms Document, dated as of January 30, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 10, 2004, which is incorporated herein by reference).

4.13.16

Class A(2004-1) Terms Document, dated as of February 26, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2004, which is incorporated herein by reference).

4.13.17

Class C(2004-2) Terms Document, dated as of March 5, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 11, 2004, which is incorporated herein by reference).

4.13.18

Class A(2004-2) Terms Document, dated as of April 8, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 13, 2004, which is incorporated herein by reference).

4.13.19

Class B(2004-3) Terms Document, dated as of April 14, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 20, 2004, which is incorporated herein by reference).

4.13.20

Class A(2004-3) Terms Document, dated as of May 6, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 12, 2004, which is incorporated herein by reference).

4.13.21

Class A(2004-4) Terms Document, dated as of June 10, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2004, which is incorporated herein by reference).

4.13.22

Class A(2004-5) Terms Document, dated as of June 10, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2004, which is incorporated herein by reference).

4.13.23

Class A(2004-6) Terms Document, dated as of July 14, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 20, 2004, which is incorporated herein by reference).

4.13.24

Class B(2004-4) Terms Document, dated as of July 16, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 22, 2004, which is incorporated herein by reference).

4.13.25

Class B(2004-5) Terms Document, dated as of July 16, 2004 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 22, 2004, which is incorporated herein by reference).

4.13.26

Class C(2004-4) Terms Document, dated as of September 2, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 7, 2004, which is incorporated herein by reference).

4.13.27

Class A(2004-7) Terms Document, dated as of September 9, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 13, 2004, which is incorporated herein by reference).

4.13.28

Class B(2004-6) Terms Document, dated as of October 8, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 14, 2004, which is incorporated herein by reference).

4.13.29

Class A(2004-8) Terms Document, dated as of November 10, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 22, 2004, which is incorporated herein by reference).

4.13.30

Supplemental Indenture with respect to additional Class A(2004-4) Notes, dated as of November 23, 2004 to Class A(2004-4) Terms Document, dated as of June 10, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 29, 2004, which is incorporated herein by reference).

4.13.31

Class B(2005-1) Terms Document, dated as of March 3, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 9, 2005, which is incorporated herein by reference).

4.13.32

Class A(2005-1) Terms Document, dated as of April 1, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 8, 2005, which is incorporated herein by reference).

4.13.33

Class C(2005-1) Terms Document, dated as of April 21, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 29, 2005, which is incorporated herein by reference).

4.13.34

Class A(2005-2) Terms Document, dated as of May 6, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 10, 2005, which is incorporated herein by reference).

4.13.35

Class B(2005-2) Terms Document, dated as of May 20, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 24, 2005, which is incorporated herein by reference).

4.13.36

Class A(2005-3) Terms Document, dated as of June 10, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 14, 2005, which is incorporated herein by reference).

4.13.37

Class A(2005-4) Terms Document, dated as of June 13, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2005, which is incorporated herein by reference).

4.13.38

Class A(2005-5) Terms Document, dated as of July 8, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 14, 2005, which is incorporated herein by reference).

4.13.39

Class A(2005-6) Terms Document, dated as of July 28, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 29, 2005, which is incorporated herein by reference).

4.13.40

Class B(2005-3) Terms Document, dated as of August 4, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2005, which is incorporated herein by reference).

4.13.41

Class A(2005-7) Terms Document, dated as of August 18, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 19, 2005, which is incorporated herein by reference).

4.13.42

Class A(2005-8) Terms Document, dated as of August 26, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 29, 2005, which is incorporated herein by reference).

4.13.43

Class A(2005-9) Terms Document, dated as of October 19, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2005, which is incorporated herein by reference).

4.13.44

Class A(2005-10) Terms Document, dated as of November 15, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 16, 2005, which is incorporated herein by reference).

4.13.45

Class A(2005-11) Terms Document, dated as of November 23, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 29, 2005, which is incorporated herein by reference).

4.13.46

Class A(2006-1) Terms Document, dated as of January 20, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 23, 2006, which is incorporated herein by reference).

4.13.47

Class A(2006-2) Terms Document, dated as of February 3, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 10, 2006, which is incorporated herein by reference).

4.13.48

Omnibus Addendum, dated as of February 10, 2006, to the various Terms Documents to the Indenture (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 13, 2006, which is incorporated herein by reference).

4.13.49

Class A(2006-3) Terms Document, dated as of March 1, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 7, 2006, which is incorporated herein by reference).

4.13.50

Class A(2006-4) Terms Document, dated as of March 8, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 15, 2006, which is incorporated herein by reference).

4.13.51

Class A(2006-5) Terms Document, dated as of April 4, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 12, 2006, which is incorporated herein by reference).

4.13.52

Class B(2006-1) Terms Document, dated as of April 6, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 14, 2006, which is incorporated herein by reference).

4.13.53

Class A(2006-6) Terms Document, dated as of April 25, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 27, 2006, which is incorporated herein by reference).

4.13.54

Class C(2006-1) Terms Document, dated as of May 17, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 24, 2006, which is incorporated herein by reference).

4.13.55

Class A(2006-7) Terms Document, dated as of May 17, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 24, 2006, which is incorporated herein by reference).

4.13.56

Class B(2006-2) Terms Document, dated as of June 6, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 8, 2006, which is incorporated herein by reference).

4.13.57

Class A(2006-8) Terms Document, dated as of June 30, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 6, 2006, which is incorporated herein by reference).

4.13.58

Class A(2006-9) Terms Document, dated as of July 31, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 8, 2006, which is incorporated herein by reference).

4.13.59

Class C(2006-2) Terms Document, dated as of August 17, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 28, 2006, which is incorporated herein by reference).

4.13.60

Class A(2006-10) Terms Document, dated as of August 25, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 28, 2006, which is incorporated herein by reference).

4.13.61

Class A(2006-11) Terms Document, dated as of September 1, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 8, 2006, which is incorporated herein by reference).

4.13.62

Class A(2006-12) Terms Document, dated as of October 5 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2006, which is incorporated herein by reference).

4.13.63

Class C(2006-3)Terms Document, dated as of October 11, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2006, which is incorporated herein by reference).

4.13.64

Class A(2006-13) Terms Document, dated as of October 20, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 25, 2006, which is incorporated herein by reference).

4.13.65

Class A(2006-14) Terms Document, dated as of November 7, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2006, which is incorporated herein by reference).

10.1

Services Agreement, dated as of November 8, 2004, between Capital One Services, Inc. and First Data Resources, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2005, as supplemented by the Current Report on Form 8-K/A (No. 1) filed with the Securities and Exchange Commission by Capital One Funding, LLC on December 21, 2005). Confidential Treatment has been requested for certain portions of the Services Agreement.

10.2	Form of Subservicing Agreement dated as of January 1, 2006 between Capital One Bank and Capital One Services, Inc.

10.3

Services Agreement, dated as of March 16, 2006, between Capital One Bank and Hibernia National Bank (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006).

31.1	Certification of Capital One Funding, LLC pursuant to rule 13a-14(d)/15(d)-14(d) under the Securities Exchange Act of 1934.

33.1	Report on Assessment of Compliance with Servicing Criteria for Capital One Bank, for itself and on behalf of its affiliate, Capital One Services, Inc.

33.2	Report on Assessment of Compliance with Servicing Criteria for First Data Resources, Inc. and REMITCO, LLC.

33.3	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York.

34.1	Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with Servicing Criteria relating to Capital One Bank and Capital One Services, Inc.

34.2	Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with Servicing Criteria relating to First Data Resources, Inc. and REMITCO, LLC.

34.3	Attestation Report of Independent Registered Public Accounting Firm on Assessment of Compliance with Servicing Criteria relating to The Bank of New York.

35.1	Servicer Compliance Statement of Capital One Bank.

35.2	Servicer Compliance Statement of Capital One Services, Inc.

35.3	Servicer Compliance Statement of Capital One, N.A.