Form 10-K
period 2007-12-31
CAPITAL ONE MULTI ASSET EXECUTION TRUST
filed 2008-03-28
CIK 1163321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Transition period

Commission File Number of issuing entity: 333-130862-02 CAPITAL ONE MULTI-ASSET EXECUTION TRUST*	Commission File Number of issuing entity: 333-130862-01 CAPITAL ONE MASTER TRUST
(Exact Name of Issuing Entity as Specified in Its Charter) (Issuer of the Notes)	(Exact Name of Issuing Entity as Specified in Its Charter) (Issuer of the Collateral Certificate)

Commission File Number of depositor: 333-130862

CAPITAL ONE FUNDING, LLC

(Exact Name of Depositor as Specified in Its Charter)

CAPITAL ONE BANK (USA), NATIONAL ASSOCIATION

(Exact Name of Sponsor as Specified in Its Charter)

Delaware	New York
(State or Other Jurisdiction of Incorporation or Organization of the Issuing Entity)	(State or Other Jurisdiction of Incorporation or Organization of the Issuing Entity)

c/o Capital One Funding, LLC 140 East Shore Drive Room 1071-B Glen Allen, VA 23059	c/o Capital One Funding, LLC 140 East Shore Drive Room 1071-B Glen Allen, VA 23059
(Address of Principal Executive Offices of Issuing Entity)	(Address of Principal Executive Offices of Issuing Entity)

(804) 290-6959	(804) 290-6959
(Telephone number, including area code)	(Telephone number, including area code)

Not Applicable	Not Applicable
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

Not Applicable	Not Applicable
(Former name, former address, if changed since last report)	(Former name, former address, if changed since last report)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Registrant has no voting or non-voting common equity outstanding held by non-affiliates.

Documents Incorporated by Reference. See Item 15(b).

*                  In accordance with relevant regulations of the Securities and Exchange Commission, the depositor files annual and other reports with the Commission on behalf of Capital One Multi-asset Execution Trust and Capital One Master Trust under the Central Index Key (CIK) number (0001163321) for Capital One Multi-asset Execution Trust.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 1:	Business.
Item 1A:	Risk Factors.
Item 2:	Properties.
Item 3:	Legal Proceedings.
Item 4:	Submission of Matters to a Vote of Security Holders.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Substitute information provided in accordance with General Instruction J to Form 10–K:

Item 1112(b) of Regulation AB. Significant Obligors of Pool Assets (Financial Information).

The primary asset of the issuing entity is the collateral certificate, Series 2002-CC, representing an undivided interest in Capital One Master Trust, whose assets include the receivables arising in a portfolio of credit card accounts. Capital One Master Trust, therefore, may be considered a significant obligor in relation to Capital One Multi-asset Execution Trust. Pursuant to Instruction 3.b. to Item 1112(b) of Regulation AB, the information required by Instruction J to Form 10-K in respect of Capital One Master Trust has been disclosed in this report on Form 10-K in lieu of the information otherwise contemplated by Item 1112(b).

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

Item 1117 of Regulation AB: Legal Proceedings.

Over the past several years, MasterCard International and Visa U.S.A., Inc., as well as several of their member banks, have been involved in several different lawsuits challenging various practices of MasterCard and Visa.

In November 2004, American Express filed an antitrust lawsuit (the “Amex lawsuit”) against MasterCard and Visa and several member banks alleging, among other things, that the defendants jointly and severally implemented and enforced illegal exclusionary agreements that prevented member banks from issuing American Express cards.  The complaint requested civil monetary damages.  Capital One Financial Corporation (the “Corporation”), Capital One Bank (the “Bank”), and Capital One, F.S.B. (the “Savings Bank”) were named as defendants in this lawsuit.  On November 7, 2007, Visa and American Express announced that the Amex lawsuit had been settled and that the remaining bank defendants named in the lawsuit, including the Corporation, the Bank and the Savings Bank, would be dropped as defendants and released from all claims asserted in the lawsuit.  On December 12, 2007, the Corporation announced that it would take a charge of approximately $80 million in the fourth quarter of 2007 in connection with the settlement of the American Express litigation.  Discover Financial Services has filed a similar set of claims against Visa and MasterCard.  The Corporation, the Bank, and the Savings Bank are not defendants in the Discover litigation.

In 2007, a number of individual plaintiffs, each purporting to represent a class of cardholders, filed antitrust lawsuits in the United States District Court for the Northern District of California against several issuing banks, including the Corporation.  These lawsuits allege, among other things, that the defendants conspired to fix the level of late fees and over-limit fees charged to cardholders, and that these fees are excessive.  In May 2007, the cases were consolidated for all purposes and a consolidated amended complaint was filed alleging violations of federal statutes and state law.  The amended complaint requests civil monetary damages, which could be trebled.  In November 2007, the court dismissed the amended complaint.  Plaintiffs have indicated that they intend to appeal that order.

In 2005, a number of entities, each purporting to represent a class of retail merchants, filed antitrust lawsuits against MasterCard and Visa and several member banks, including the Corporation and its subsidiaries (including the Bank and the Savings Bank), alleging among other things, that the defendants conspired to fix the level of interchange fees.  The complaints seek injunctive relief and civil monetary damages, which could be trebled. Separately, a number of large merchants have asserted similar claims against Visa and MasterCard only.  In October 2005, the class and merchant interchange lawsuits were consolidated before the United States District Court for the Eastern District of New York for certain purposes, including discovery.  Discovery is proceeding in these cases.  The Corporation believes that it has meritorious defenses and intends to defend these cases vigorously. Given the complexity of the issues raised by these lawsuits and the uncertainty regarding: (i) the outcome of these lawsuits, (ii) the likelihood and amount of any possible judgments, (iii) the likelihood, amount and validity of any claim against the member banks, including the Corporation and its subsidiary banks, (iv) changes in industry structure that may result from the lawsuits and (v) the effects of these lawsuits, in turn, on competition in the industry, member banks, and interchange fees, the Corporation cannot determine at this time the long-term effects of these suits.

In connection with litigation pending against Visa, the Corporation has initiated a legal reserve of approximately $60 million for estimated possible damages, reflecting Capital One’s share of potential damages as a Visa member.

In addition, the Corporation is commonly subject to various pending and threatened legal actions relating to the conduct of its normal business activities.  In the opinion of management of the Corporation, the ultimate aggregate liability, if any, arising out of any such pending or threatened legal actions will not be material to its consolidated financial position or its results of operations.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6:	Selected Financial Data.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Item 7A:	Quantitative and Qualitative Disclosures about Market Risk.

Item 8:	Financial Statements and Supplementary Data.

Item 9:	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Item 9A:	Controls and Procedures.

Item 9B: Other Information.

None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 10:	Directors and Executive Officers of the Registrant.

Item 11:	Executive Compensation.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13:	Certain Relationships and Related Transactions.

Item 14:	Principal Accountant Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10–K:

Item 1119 of Regulation AB: Affiliations and Certain Relationships and Related Transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Capital One Bank (USA), National Association, for itself and on behalf of its affiliate Capital One Services, Inc., First Data Resources, Inc. and its affiliate REMITCO, LLC, and The Bank of New York (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by each of Capital One Master Trust and Capital One Multi-asset Execution Trust. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of, and for the twelve month period ended, December 31, 2007, which Reports on Assessment are included as exhibits to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment.  Each Attestation Report is attached as an exhibit to this Form 10-K.

A Servicing Participant may engage one or more vendors to perform specific and limited, or scripted activities that address all or a portion of one or more servicing criteria applicable to such Servicing Participant.  In general in these cases, the Servicing Participant has instituted policies and procedures to monitor whether such vendors’ activities comply in all material respects with such servicing criteria, and may elect to take responsibility for assessing compliance with the servicing criteria applicable to such vendors’ activities in such Servicing Participant’s Report on Assessment.  Where the Servicing Participant has not instituted such policies and procedures, or where the Servicing Participant does not otherwise elect to take responsibility for assessing its vendors’ activities, the vendor is itself treated as a Servicing Participant and is required to provide its own Report on Assessment and related Attestation Report.

Exceptions

Except as disclosed below, no Report on Assessment or related Attestation Report has identified (i) any material instance of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to the related Servicing Participant or (ii) any material deficiency in such Servicing Participant’s policies and procedures to monitor vendor compliance.

The Bank of New York:  The Bank of New York’s Report on Assessment and related Attestation Report have identified material noncompliance with one servicing criterion applicable to The Bank of New York.  Specifically, with regard to servicing criterion 1122(d)(2)(i) (which contemplates that payments on pool assets are deposited into the appropriate custodial bank accounts and related bank clearing accounts within the time frames specified in the transaction agreements), collections received on assets relating to certain series of securities were not deposited into a segregated account for each specified series but rather were deposited into a general account held by the indenture trustee and remitted directly to the investors in such series.  The Bank of New York indicates that the segregated account relating to each specified series was in existence prior to the time deposits were to be made into such account but such account was not utilized in all instances by the indenture trustee as stated above.

The Bank of New York further indicates in its Report on Assessment that (i) all collections were properly allocated by the indenture trustee to the related series of securities and timely remitted to the investors in such series, and (ii) procedures have been in place and are currently being reinforced so that collections are deposited into the segregated account for each specified series within the applicable time frames and then remitted to the investors in such series in accordance with the related transaction documents.  We have not independently verified the accuracy of The Bank of New York’s assertions or the adequacy of its remediation efforts.

Platform-Level Reports

Regulations of the Securities and Exchange Commission (the “SEC”) require that each Servicing Participant complete a Report on Assessment at a “platform” level, meaning that the transactions covered by the Report on Assessment should include all asset-backed securities transactions involving such Servicing Participant that are backed by the same asset type.  Further guidance from the SEC staff identifies additional parameters which a Servicing Participant may apply to define and further limit its platform.  For example, a Servicing Participant may define its platform to include only transactions that were completed on or after January 1, 2006 and that were registered with the SEC pursuant to the Securities Act of 1933.  Each Servicing Participant is responsible for defining its own platform, and each platform will naturally differ based on various factors, including the Servicing Participant’s business model, the transactions in which it is involved and the range of activities performed in those transactions.

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

Item 1123 of Regulation AB: Servicer Compliance Statement.

Each of Capital One Bank (USA), National Association, Capital One Services, Inc. and Capital One, N.A. has been identified by the registrant as a servicer meeting the criteria of Item 1108(a)(2)(i), (ii) or (iii) of Regulation AB with respect to the pool assets held by each of Capital One Master Trust and Capital One Multi-asset Execution Trust. Each of these servicers has provided a statement of compliance (a “Compliance Statement”), which has been signed by an authorized officer of the related servicer. Each Compliance Statement is attached as an exhibit to this Form 10-K.

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

3.2

First Amendment dated as of March 1, 2008 to the Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.1

Amended and Restated Receivables Purchase Agreement dated as of July 1, 2007 between Capital One Funding, LLC and Capital One Bank (USA), National Association (incorporated by reference to Exhibit 4.1 to the Current Report on
Form 8-K filed with the Securities and Exchange Commission on July 6, 2007).

4.2

First Amendment dated as of March 1, 2008 to the Amended and Restated Receivables Purchase Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.3

Indenture for the Notes dated as of October 9, 2002, as amended and restated as of January 13, 2006 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2006).

4.4

First Amendment dated as of March 1, 2008 to the Indenture (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.5

Asset Pool Supplement for the Notes dated October 9, 2002 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2002).

4.6

First Amendment dated as of March 1, 2008 to the Asset Pool Supplement (incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.7

Card Series Indenture Supplement for the Notes dated as of October 9, 2002 (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2002).

4.8

First Amendment dated as of March 1, 2008 to the Card Series Indenture Supplement (incorporated by reference to Exhibit 4.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.9

Series 2002-CC Supplement to the Amended and Restated Pooling and Servicing Agreement dated as of October 9, 2002 relating to the COMT Collateral Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2002).

4.10

First Amendment dated as of March 1, 2008 to the Series 2002-CC Supplement (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.11

Amended and Restated Pooling and Servicing Agreement, dated as of September 30, 1993, and as amended and restated as of August 1, 2002, January 13, 2006 and July 1, 2007 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2007).

4.12

First Amendment dated as of March 1, 2008 to the Amended and Restated Pooling and Servicing Agreement (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.13

Transfer and Assumption Agreement, dated as of November 22, 1994 by and among Signet Bank/Virginia, Capital One Bank (USA), National Association, as Assuming Entity, The Bank of New York, as Trustee and the other parties thereto (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 13, 1995).

4.14

Second Amended and Restated Trust Agreement dated as of January 13, 2006 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2006).

4.15

Transfer and Administration Agreement dated as of October 9, 2002 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by Capital One Funding, LLC on November 12, 2002).

4.16

First Amendment dated as of March 1, 2008 to the Transfer and Administration Agreement (incorporated by reference to Exhibit 4.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.17.1

Class C(2003-1) Terms Document, dated as of May 28, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 11, 2003, which is incorporated herein by reference).

4.17.2

Class A(2003-3) Terms Document, dated as of August 13, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2003, which is incorporated herein by reference).

4.17.3

Class B(2003-3) Terms Document, dated as of September 3, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 11, 2003, which is incorporated herein by reference).

4.17.4

Class B(2003-4) Terms Document, dated as of September 16, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 23, 2003, which is incorporated herein by reference).

4.17.5

Class A(2003-4) Terms Document, dated as of September 26, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2003, which is incorporated herein by reference).

4.17.6

Class C(2003-3) Terms Document, dated as of September 23, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2003, which is incorporated herein by reference).

4.17.7

Class A(2003-5) Terms Document, dated as of October 10, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 17, 2003, which is incorporated herein by reference).

4.17.8

Class C(2003-4) Terms Document, dated as of October 29, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 10, 2003, which is incorporated herein by reference).

4.17.9

Class B(2003-5) Terms Document, dated as of November 5, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2003, which is incorporated herein by reference).

4.17.10

Class A(2003-7) Terms Document, dated as of November 21, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 3, 2003, which is incorporated herein by reference).

4.17.11

Class B(2003-6) Terms Document, dated as of November 20, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 3, 2003, which is incorporated herein by reference).

4.17.12

Class C(2003-5) Terms Document, dated as of December 23, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 6, 2004, which is incorporated herein by reference).

4.17.13

Class B(2004-1) Terms Document, dated as of January 30, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 10, 2004, which is incorporated herein by reference).

4.17.14

Class A(2004-1) Terms Document, dated as of February 26, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2004, which is incorporated herein by reference).

4.17.15

Class C(2004-2) Terms Document, dated as of March 5, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 11, 2004, which is incorporated herein by reference).

4.17.16

Class A(2004-2) Terms Document, dated as of April 8, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 13, 2004, which is incorporated herein by reference).

4.17.17

Class B(2004-3) Terms Document, dated as of April 14, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 20, 2004, which is incorporated herein by reference).

4.17.18

Class A(2004-3) Terms Document, dated as of May 6, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 12, 2004, which is incorporated herein by reference).

4.17.19

Class A(2004-4) Terms Document, dated as of June 10, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2004, which is incorporated herein by reference).

4.17.20

Class A(2004-5) Terms Document, dated as of June 10, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2004, which is incorporated herein by reference).

4.17.21

Class C(2004-4) Terms Document, dated as of September 2, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 7, 2004, which is incorporated herein by reference).

4.17.22

Class A(2004-7) Terms Document, dated as of September 9, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 13, 2004, which is incorporated herein by reference).

4.17.23

Class B(2004-6) Terms Document, dated as of October 8, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 14, 2004, which is incorporated herein by reference).

4.17.24

Class A(2004-8) Terms Document, dated as of November 10, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 22, 2004, which is incorporated herein by reference).

4.17.25

Supplemental Indenture with respect to additional Class A(2004-4) Notes, dated as of November 23, 2004 to Class A(2004-4) Terms Document, dated as of June 10, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 29, 2004, which is incorporated herein by reference).

4.17.26

Class B(2005-1) Terms Document, dated as of March 3, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 9, 2005, which is incorporated herein by reference).

4.17.27

Class A(2005-1) Terms Document, dated as of April 1, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 8, 2005, which is incorporated herein by reference).

4.17.28

Class C(2005-1) Terms Document, dated as of April 21, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 29, 2005, which is incorporated herein by reference).

4.17.29

Class A(2005-2) Terms Document, dated as of May 6, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 10, 2005, which is incorporated herein by reference).

4.17.30

Class B(2005-2) Terms Document, dated as of May 20, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 24, 2005, which is incorporated herein by reference).

4.17.31

Class A(2005-3) Terms Document, dated as of June 10, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 14, 2005, which is incorporated herein by reference).

4.17.32

Class A(2005-4) Terms Document, dated as of June 13, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2005, which is incorporated herein by reference).

4.17.33

Class A(2005-5) Terms Document, dated as of July 8, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 14, 2005, which is incorporated herein by reference).

4.17.34

Class A(2005-6) Terms Document, dated as of July 28, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 29, 2005, which is incorporated herein by reference).

4.17.35

Class B(2005-3) Terms Document, dated as of August 4, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2005, which is incorporated herein by reference).

4.17.36

Class A(2005-7) Terms Document, dated as of August 18, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 19, 2005, which is incorporated herein by reference).

4.17.37

Class A(2005-8) Terms Document, dated as of August 26, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 29, 2005, which is incorporated herein by reference).

4.17.38

Class A(2005-9) Terms Document, dated as of October 19, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2005, which is incorporated herein by reference).

4.17.39

Class A(2005-10) Terms Document, dated as of November 15, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 16, 2005, which is incorporated herein by reference).

4.17.40

Class A(2005-11) Terms Document, dated as of November 23, 2005 (included in Exhibit 4.1 to the registrant’s
Form 8-K, as filed with the Securities and Exchange Commission on November 29, 2005, which is incorporated herein by reference).

4.17.41

Class A(2006-1) Terms Document, dated as of January 20, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 23, 2006, which is incorporated herein by reference).

4.17.42

Class A(2006-2) Terms Document, dated as of February 3, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 10, 2006, which is incorporated herein by reference).

4.17.43

Omnibus Addendum, dated as of February 10, 2006, to the various Terms Documents to the Indenture (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 13, 2006, which is incorporated herein by reference).

4.17.44

Class A(2006-3) Terms Document, dated as of March 1, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 7, 2006, which is incorporated herein by reference).

4.17.45

Class A(2006-4) Terms Document, dated as of March 8, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 15, 2006, which is incorporated herein by reference).

4.17.46

Class A(2006-5) Terms Document, dated as of April 4, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 12, 2006, which is incorporated herein by reference).

4.17.47

Class B(2006-1) Terms Document, dated as of April 6, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 14, 2006, which is incorporated herein by reference).

4.17.48

Class A(2006-6) Terms Document, dated as of April 25, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 27, 2006, which is incorporated herein by reference).

4.17.49

Class C(2006-1) Terms Document, dated as of May 17, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 24, 2006, which is incorporated herein by reference).

4.17.50

Class A(2006-7) Terms Document, dated as of May 17, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 24, 2006, which is incorporated herein by reference).

4.17.51

Class B(2006-2) Terms Document, dated as of June 6, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 8, 2006, which is incorporated herein by reference).

4.17.52

Class A(2006-8) Terms Document, dated as of June 30, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 6, 2006, which is incorporated herein by reference).

4.17.53

Class A(2006-9) Terms Document, dated as of July 31, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 8, 2006, which is incorporated herein by reference).

4.17.54

Class C(2006-2) Terms Document, dated as of August 17, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 28, 2006, which is incorporated herein by reference).

4.17.55

Class A(2006-10) Terms Document, dated as of August 25, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 28, 2006, which is incorporated herein by reference).

4.17.56

Class A(2006-11) Terms Document, dated as of September 1, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 8, 2006, which is incorporated herein by reference).

4.17.57

Class A(2006-12) Terms Document, dated as of October 5, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2006, which is incorporated herein by reference).

4.17.58

Class C(2006-3)Terms Document, dated as of October 11, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2006, which is incorporated herein by reference).

4.17.59

Class A(2006-13) Terms Document, dated as of October 20, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 25, 2006, which is incorporated herein by reference).

4.17.60

Class A(2006-14) Terms Document, dated as of November 7, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2006, which is incorporated herein by reference).

4.17.61

Class A(2007-1) Terms Document, dated as of January 26, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.17.62

Class B(2007-1) Terms Document, dated as of January 26, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.17.63

Class C(2007-1) Terms Document, dated as of January 26, 2007 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.17.64

Class C(2007-2) Terms Document, dated as of January 26, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 9, 2007, which is incorporated herein by reference).

4.17.65

Class A(2007-2) Terms Document, dated as of February 27, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 13, 2007, which is incorporated herein by reference).

4.17.66

Class B(2007-2) Terms Document, dated as of March 6, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 13, 2007, which is incorporated herein by reference).

4.17.67

Class A(2007-3) Terms Document, dated as of May 10, 2007 (included in Exhibit 4.1(a) to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 18, 2007, which is incorporated herein by reference).

4.17.68

Class B(2007-3) Terms Document, dated as of May 17, 2007 (included in Exhibit 4.1(b) to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 18, 2007, which is incorporated herein by reference).

4.17.69

Class B(2007-4) Terms Document, dated as of May 17, 2007 (included in Exhibit 4.1(c) to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 18, 2007, which is incorporated herein by reference).

4.17.70

Class A(2007-4) Terms Document, dated as of May 23, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 31, 2007, which is incorporated herein by reference).

4.17.71

Class A(2007-5) Terms Document, dated as of June 22, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 25, 2007, which is incorporated herein by reference).

4.17.72

Class C(2007-3) Terms Document, dated as of July 6, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 10, 2007, which is incorporated herein by reference).

4.17.73

Class B(2007-5) Terms Document, dated as of July 31, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 2, 2007, which is incorporated herein by reference).

4.17.74

Class A(2007-6) Terms Document, dated as of August 10, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 13, 2007, which is incorporated herein by reference).

4.17.75

Class A(2007-7) Terms Document, dated as of September 28, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 28, 2007, which is incorporated herein by reference).

4.17.76

Class A(2007-8) Terms Document, dated as of October 11, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2007, which is incorporated herein by reference).

4.17.77

Class A(2007-9) Terms Document, dated as of October 19, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 22, 2007, which is incorporated herein by reference).

4.17.78

Class C(2007-4) Terms Document, dated as of October 29, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 30, 2007, which is incorporated herein by reference).

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

10.2

Form of Subservicing Agreement between Capital One Bank (USA), National Association and Capital One Services, Inc. (incorporated by reference to Exhibit 10.2 to Form S-3 Registration Statement (File Nos. 333-130862, 333-130862-01 and 333-130862-02) filed with the Securities and Exchange Commission on January 4, 2006).

10.3

Services Agreement, dated as of March 16, 2006, between Capital One Bank (USA), National Association and Capital One, N.A. (formerly known as Hibernia National Bank) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006).

31.1	Certification of Capital One Funding, LLC pursuant to Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934.

33.1	Report on Assessment of Compliance with Servicing Criteria for Capital One Bank (USA), National Association, for itself and on behalf of its affiliate, Capital One Services, Inc.

33.2	Report on Assessment of Compliance with Servicing Criteria for First Data Resources, Inc. and REMITCO, LLC.

33.3	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York.

34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to Capital One Bank (USA), National Association and Capital One Services, Inc.

34.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to First Data Resources, Inc. and REMITCO, LLC.

34.3	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York.

35.1	Servicer Compliance Statement of Capital One Bank (USA), National Association.

35.2	Servicer Compliance Statement of Capital One Services, Inc.

35.3	Servicer Compliance Statement of Capital One, N.A.

(c)          Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Capital One Multi-asset Execution Trust

By:Capital One Funding, LLC, as Depositor

By:	/s/ Stephen Linehan
Name:	Stephen Linehan*
Title:	President

Date: March 25, 2008

*Stephen Linehan is the senior officer in charge of securitization of Capital One Funding, LLC.

EXHIBIT INDEX

Exhibit Number	Description
3.1

Amended and Restated Limited Liability Company Agreement of Capital One Funding, LLC dated as of July 31, 2002 (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form S-3 Registration Statement (File Nos. 333-75276, 333-75276-01 and 333-75276-02) filed with the Securities and Exchange Commission on September 12, 2002).

3.2

First Amendment dated as of March 1, 2008 to the Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.1

Amended and Restated Receivables Purchase Agreement dated as of July 1, 2007 between Capital One Funding, LLC and Capital One Bank (USA), National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2007).

4.2

First Amendment dated as of March 1, 2008 to the Amended and Restated Receivables Purchase Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.3

Indenture for the Notes dated as of October 9, 2002, as amended and restated as of January 13, 2006 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2006).

4.4

First Amendment dated as of March 1, 2008 to the Indenture (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.5

Asset Pool Supplement for the Notes dated October 9, 2002 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2002).

4.6

First Amendment dated as of March 1, 2008 to the Asset Pool Supplement (incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.7

Card Series Indenture Supplement for the Notes dated as of October 9, 2002 (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2002).

4.8

First Amendment dated as of March 1, 2008 to the Card Series Indenture Supplement (incorporated by reference to Exhibit 4.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.9

Series 2002-CC Supplement to the Amended and Restated Pooling and Servicing Agreement dated as of October 9, 2002 relating to the COMT Collateral Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2002).

4.10

First Amendment dated as of March 1, 2008 to the Series 2002-CC Supplement (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.11

Amended and Restated Pooling and Servicing Agreement, dated as of September 30, 1993, and as amended and restated as of August 1, 2002, January 13, 2006 and July 1, 2007 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2007).

4.12

First Amendment dated as of March 1, 2008 to the Amended and Restated Pooling and Servicing Agreement (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.13

Transfer and Assumption Agreement, dated as of November 22, 1994 by and among Signet Bank/Virginia, Capital One Bank (USA), National Association, as Assuming Entity, The Bank of New York, as Trustee and the other parties thereto (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 13, 1995).

4.14

Second Amended and Restated Trust Agreement dated as of January 13, 2006 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2006).

4.15

Transfer and Administration Agreement dated as of October 9, 2002 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by Capital One Funding, LLC on November 12, 2002).

4.16

First Amendment dated as of March 1, 2008 to the Transfer and Administration Agreement (incorporated by reference to Exhibit 4.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.17.1

Class C(2003-1) Terms Document, dated as of May 28, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 11, 2003, which is incorporated herein by reference).

4.17.2

Class A(2003-3) Terms Document, dated as of August 13, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 15, 2003, which is incorporated herein by reference).

4.17.3

Class B(2003-3) Terms Document, dated as of September 3, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 11, 2003, which is incorporated herein by reference).

4.17.4

Class B(2003-4) Terms Document, dated as of September 16, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 23, 2003, which is incorporated herein by reference).

4.17.5

Class A(2003-4) Terms Document, dated as of September 26, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2003, which is incorporated herein by reference).

4.17.6

Class C(2003-3) Terms Document, dated as of September 23, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2003, which is incorporated herein by reference).

4.17.7

Class A(2003-5) Terms Document, dated as of October 10, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 17, 2003, which is incorporated herein by reference).

4.17.8

Class C(2003-4) Terms Document, dated as of October 29, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 10, 2003, which is incorporated herein by reference).

4.17.9

Class B(2003-5) Terms Document, dated as of November 5, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2003, which is incorporated herein by reference).

4.17.10

Class A(2003-7) Terms Document, dated as of November 21, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 3, 2003, which is incorporated herein by reference).

4.17.11

Class B(2003-6) Terms Document, dated as of November 20, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 3, 2003, which is incorporated herein by reference).

4.17.12

Class C(2003-5) Terms Document, dated as of December 23, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 6, 2004, which is incorporated herein by reference).

4.17.13

Class B(2004-1) Terms Document, dated as of January 30, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 10, 2004, which is incorporated herein by reference).

4.17.14

Class A(2004-1) Terms Document, dated as of February 26, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2004, which is incorporated herein by reference).

4.17.15

Class C(2004-2) Terms Document, dated as of March 5, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 11, 2004, which is incorporated herein by reference).

4.17.16

Class A(2004-2) Terms Document, dated as of April 8, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 13, 2004, which is incorporated herein by reference).

4.17.17

Class B(2004-3) Terms Document, dated as of April 14, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 20, 2004, which is incorporated herein by reference).

4.17.18

Class A(2004-3) Terms Document, dated as of May 6, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 12, 2004, which is incorporated herein by reference).

4.17.19

Class A(2004-4) Terms Document, dated as of June 10, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2004, which is incorporated herein by reference).

4.17.20

Class A(2004-5) Terms Document, dated as of June 10, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2004, which is incorporated herein by reference).

4.17.21

Class C(2004-4) Terms Document, dated as of September 2, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 7, 2004, which is incorporated herein by reference).

4.17.22

Class A(2004-7) Terms Document, dated as of September 9, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 13, 2004, which is incorporated herein by reference).

4.17.23

Class B(2004-6) Terms Document, dated as of October 8, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 14, 2004, which is incorporated herein by reference).

4.17.24

Class A(2004-8) Terms Document, dated as of November 10, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 22, 2004, which is incorporated herein by reference).

4.17.25

Supplemental Indenture with respect to additional Class A(2004-4) Notes, dated as of November 23, 2004 to Class A(2004-4) Terms Document, dated as of June 10, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 29, 2004, which is incorporated herein by reference).

4.17.26

Class B(2005-1) Terms Document, dated as of March 3, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 9, 2005, which is incorporated herein by reference).

4.17.27

Class A(2005-1) Terms Document, dated as of April 1, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 8, 2005, which is incorporated herein by reference).

4.17.28

Class C(2005-1) Terms Document, dated as of April 21, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 29, 2005, which is incorporated herein by reference).

4.17.29

Class A(2005-2) Terms Document, dated as of May 6, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 10, 2005, which is incorporated herein by reference).

4.17.30

Class B(2005-2) Terms Document, dated as of May 20, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 24, 2005, which is incorporated herein by reference).

4.17.31

Class A(2005-3) Terms Document, dated as of June 10, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 14, 2005, which is incorporated herein by reference).

4.17.32

Class A(2005-4) Terms Document, dated as of June 13, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2005, which is incorporated herein by reference).

4.17.33

Class A(2005-5) Terms Document, dated as of July 8, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 14, 2005, which is incorporated herein by reference).

4.17.34

Class A(2005-6) Terms Document, dated as of July 28, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 29, 2005, which is incorporated herein by reference).

4.17.35

Class B(2005-3) Terms Document, dated as of August 4, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2005, which is incorporated herein by reference).

4.17.36

Class A(2005-7) Terms Document, dated as of August 18, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 19, 2005, which is incorporated herein by reference).

4.17.37

Class A(2005-8) Terms Document, dated as of August 26, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 29, 2005, which is incorporated herein by reference).

4.17.38

Class A(2005-9) Terms Document, dated as of October 19, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2005, which is incorporated herein by reference).

4.17.39

Class A(2005-10) Terms Document, dated as of November 15, 2005 (included in Exhibit 4.1 to the registrant’s
Form 8-K, as filed with the Securities and Exchange Commission on November 16, 2005, which is incorporated herein by reference).

4.17.40

Class A(2005-11) Terms Document, dated as of November 23, 2005 (included in Exhibit 4.1 to the registrant’s
Form 8-K, as filed with the Securities and Exchange Commission on November 29, 2005, which is incorporated herein by reference).

4.17.41

Class A(2006-1) Terms Document, dated as of January 20, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 23, 2006, which is incorporated herein by reference).

4.17.42

Class A(2006-2) Terms Document, dated as of February 3, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 10, 2006, which is incorporated herein by reference).

4.17.43

Omnibus Addendum, dated as of February 10, 2006, to the various Terms Documents to the Indenture (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 13, 2006, which is incorporated herein by reference).

4.17.44

Class A(2006-3) Terms Document, dated as of March 1, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 7, 2006, which is incorporated herein by reference).

4.17.45

Class A(2006-4) Terms Document, dated as of March 8, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 15, 2006, which is incorporated herein by reference).

4.4.17.46

Class A(2006-5) Terms Document, dated as of April 4, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 12, 2006, which is incorporated herein by reference).

4.4.17.47

Class B(2006-1) Terms Document, dated as of April 6, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 14, 2006, which is incorporated herein by reference).

4.4.17.48

Class A(2006-6) Terms Document, dated as of April 25, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 27, 2006, which is incorporated herein by reference).

4.4.17.49

Class C(2006-1) Terms Document, dated as of May 17, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 24, 2006, which is incorporated herein by reference).

4.4.17.50

Class A(2006-7) Terms Document, dated as of May 17, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 24, 2006, which is incorporated herein by reference).

4.4.17.51

Class B(2006-2) Terms Document, dated as of June 6, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 8, 2006, which is incorporated herein by reference).

4.4.17.52

Class A(2006-8) Terms Document, dated as of June 30, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 6, 2006, which is incorporated herein by reference).

4.17.53

Class A(2006-9) Terms Document, dated as of July 31, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 8, 2006, which is incorporated herein by reference).

4.17.54

Class C(2006-2) Terms Document, dated as of August 17, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 28, 2006, which is incorporated herein by reference).

4.17.55

Class A(2006-10) Terms Document, dated as of August 25, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 28, 2006, which is incorporated herein by reference).

4.17.56

Class A(2006-11) Terms Document, dated as of September 1, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 8, 2006, which is incorporated herein by reference).

4.17.57

Class A(2006-12) Terms Document, dated as of October 5, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2006, which is incorporated herein by reference).

4.17.58

Class C(2006-3)Terms Document, dated as of October 11, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2006, which is incorporated herein by reference).

4.17.59

Class A(2006-13) Terms Document, dated as of October 20, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 25, 2006, which is incorporated herein by reference).

4.17.60

Class A(2006-14) Terms Document, dated as of November 7, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2006, which is incorporated herein by reference).

4.17.61

Class A(2007-1) Terms Document, dated as of January 26, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.17.62

Class B(2007-1) Terms Document, dated as of January 26, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.17.63

Class C(2007-1) Terms Document, dated as of January 26, 2007 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.17.64

Class C(2007-2) Terms Document, dated as of January 26, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 9, 2007, which is incorporated herein by reference).

4.17.65

Class A(2007-2) Terms Document, dated as of February 27, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 13, 2007, which is incorporated herein by reference).

4.17.66

Class B(2007-2) Terms Document, dated as of March 6, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 13, 2007, which is incorporated herein by reference).

4.17.67

Class A(2007-3) Terms Document, dated as of May 10, 2007 (included in Exhibit 4.1(a) to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 18, 2007, which is incorporated herein by reference).

4.17.68

Class B(2007-3) Terms Document, dated as of May 17, 2007 (included in Exhibit 4.1(b) to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 18, 2007, which is incorporated herein by reference).

4.17.69

Class B(2007-4) Terms Document, dated as of May 17, 2007 (included in Exhibit 4.1(c) to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 18, 2007, which is incorporated herein by reference).

4.17.70

Class A(2007-4) Terms Document, dated as of May 23, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 31, 2007, which is incorporated herein by reference).

4.17.71

Class A(2007-5) Terms Document, dated as of June 22, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 25, 2007, which is incorporated herein by reference).

4.17.72

Class C(2007-3) Terms Document, dated as of July 6, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 10, 2007, which is incorporated herein by reference).

4.17.73

Class B(2007-5) Terms Document, dated as of July 31, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 2, 2007, which is incorporated herein by reference).

4.17.74

Class A(2007-6) Terms Document, dated as of August 10, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 13, 2007, which is incorporated herein by reference).

4.17.75

Class A(2007-7) Terms Document, dated as of September 28, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 28, 2007, which is incorporated herein by reference).

4.17.76

Class A(2007-8) Terms Document, dated as of October 11, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2007, which is incorporated herein by reference).

4.17.77

Class A(2007-9) Terms Document, dated as of October 19, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 22, 2007, which is incorporated herein by reference).

4.17.78

Class C(2007-4) Terms Document, dated as of October 29, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 30, 2007, which is incorporated herein by reference).

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

10.2

Form of Subservicing Agreement between Capital One Bank (USA), National Association and Capital One Services, Inc. (incorporated by reference to Exhibit 10.2 to Form S-3 Registration Statement (File Nos. 333-130862, 333-130862-01 and 333-130862-02) filed with the Securities and Exchange Commission on January 4, 2006).

10.3

Services Agreement, dated as of March 16, 2006, between Capital One Bank (USA), National Association and Capital One, N.A. (formerly known as Hibernia National Bank) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006).

31.1	Certification of Capital One Funding, LLC pursuant to Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934.

33.1	Report on Assessment of Compliance with Servicing Criteria for Capital One Bank (USA), National Association, for itself and on behalf of its affiliate, Capital One Services, Inc.

33.2	Report on Assessment of Compliance with Servicing Criteria for First Data Resources, Inc. and REMITCO, LLC.

33.3	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York.

34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to Capital One Bank (USA), National Association and Capital One Services, Inc.

34.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to First Data Resources, Inc. and REMITCO, LLC.

34.3	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York.

35.1	Servicer Compliance Statement of Capital One Bank (USA), National Association.

35.2	Servicer Compliance Statement of Capital One Services, Inc.

35.3	Servicer Compliance Statement of Capital One, N.A.