Form 10-K
period 2008-12-31
CAPITAL ONE MULTI ASSET EXECUTION TRUST
filed 2009-03-31
CIK 1163321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Transition period

Commission File Number of issuing entity: 333-130862-02	Commission File Number of issuing entity: 333-130862-01

CAPITAL ONE MULTI-ASSET EXECUTION TRUST*	CAPITAL ONE MASTER TRUST
(Exact Name of Issuing Entity as Specified in Its Charter) (Issuer of the Notes)	(Exact Name of Issuing Entity as Specified in Its Charter) (Issuer of the Collateral Certificate)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

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

In November 2004, American Express filed an antitrust lawsuit (the “Amex lawsuit”) against MasterCard and Visa and several member banks alleging, among other things, that the defendants jointly and severally implemented and enforced illegal exclusionary agreements that prevented member banks from issuing American Express cards. The complaint requested civil monetary damages. Capital One Financial Corporation (the “Corporation”), Capital One Bank (the “Bank”), and Capital One, F.S.B. (the “Savings Bank”) were named as defendants in this lawsuit. On November 7, 2007, Visa and American Express announced that the Amex lawsuit had been settled and that the remaining bank defendants named in the lawsuit, including the Corporation, the Bank and the Savings Bank, would be dropped as defendants and released from all claims asserted in the lawsuit. The Corporation recorded an expense of $80 million in the fourth quarter of 2007 in connection with the settlement of the Amex lawsuit. Discover Financial Services has filed a similar set of claims against Visa and MasterCard (the “Discover lawsuit”). The Corporation, the Bank, and the Savings Bank are not defendants in the Discover lawsuit. In October 2008, the parties in the Discover lawsuit announced a settlement of the lawsuit.

In 2007, a number of individual plaintiffs, each purporting to represent a class of cardholders, filed antitrust lawsuits in the United States District Court for the Northern District of California against several issuing banks, including the Corporation. These lawsuits allege, among other things, that the defendants conspired to fix the level of late fees and over-limit fees charged to cardholders, and that these fees are excessive. In May 2007, the cases were consolidated for all purposes and a consolidated amended complaint was filed alleging violations of federal statutes and state law. The amended complaint requests civil monetary damages, which could be trebled. In November 2007, the court dismissed the amended complaint. Plaintiffs have appealed that order to the Ninth Circuit Court of Appeals.

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

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6:	Selected Financial Data.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A:	Quantitative and Qualitative Disclosures about Market Risk.

Item 8:	Financial Statements and Supplementary Data.

Item 9:	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Item 9A:	Controls and Procedures.

Item 9B:	Other Information.

None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 10:	Directors, Executive Officers and Corporate Governance.

Item 11:	Executive Compensation.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13:	Certain Relationships and Related Transactions, and Director Independence.

Item 14:	Principal Accounting Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10–K:

Item 1119 of Regulation AB: Affiliations and Certain Relationships and Related Transactions.

The Capital One Bank (USA), National Association (the “Bank”) has contracted with Capital One Services, LLC (“COSL”) (formerly, Capital One Services, Inc.(“COSI”)), an affiliate of the Bank, to perform substantially all of the Bank’s servicing activities. Pursuant to Section 18-214 of the Delaware Limited Liability Company Act (the “LLC Act”), Capital One Services, Inc., a Delaware corporation, filed a certificate of conversion to convert to COSL, a Delaware limited liability company. Under the LLC Act, COSL is deemed to constitute a continuation of COSI for all purposes, including contractual rights and obligations. The conversion became effective on February 1, 2009. Capital One Services, Inc. was incorporated on December 1, 1995 and serviced receivables until the conversion became effective.

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of Capital One Bank (USA), National Association, for itself and on behalf of its affiliate Capital One Services, LLC (formerly known as Capital One Services, Inc.), First Data Resources, Inc. and its affiliate REMITCO, LLC, Regulus Group, LLC, and The Bank of New York Mellon (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by each of Capital One Master Trust and Capital One Multi-asset Execution Trust. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of, and for the twelve month period ended, December 31, 2008, which Reports on Assessment are included as exhibits to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

Vendors

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

The Bank of New York Mellon: The Bank of New York Mellon’s Report on Assessment and related Attestation Report have identified a material instance of noncompliance with one servicing criterion applicable to it. Specifically, with regard to servicing criterion 1122(d)(2)(i), which contemplates that payments on pool assets are administered in accordance with the terms of the transaction agreements, The Bank of New York Mellon indicates that certain payments on pool assets were not deposited into the appropriate segregated custodial bank account within the time frame specified by the related transaction documents. The Bank of New York Mellon indicates that the segregated account for each specified series of securities was in existence prior to the time the deposits were to be made into such account but such account was not utilized in all instances by The Bank of New York Mellon as stated above.

The Bank of New York Mellon further indicates in its Report on Assessment that (i) payments related to each specified series of securities were timely remitted to the investors in such series, and (ii) existing procedures have been reviewed with staff to enable future payments to be deposited into the segregated account for each specified series within the applicable time frames.

We have not independently verified the accuracy of The Bank of New York Mellon’s assertions or the adequacy of its remediation efforts.

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

Based on our understanding of their platforms and the guidance that is available at this time, we believe that the parameters by which the Servicing Participants have defined their platforms should be permissible. However, because the guidance available at this time is subject to clarification or change, we cannot assure you that the SEC and its staff will necessarily agree.

Item 1123 of Regulation AB: Servicer Compliance Statement.

Each of Capital One Bank (USA), National Association, Capital One Services, LLC (formerly known as Capital One Services, Inc.) and Capital One, N.A. has been identified by the registrant as a servicer meeting the criteria of Item 1108(a)(2)(i), (ii) or (iii) of Regulation AB with respect to the pool assets held by each of Capital One Master Trust and Capital One Multi-asset Execution Trust. Each of these servicers has provided a statement of compliance (a “Compliance Statement”), which has been signed by an authorized officer of such related servicer. Each Compliance Statement is attached as an exhibit to this Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1) Not Applicable.

(a)(2) Not Applicable.

(a)(3) Not Applicable.

(b)      Exhibits

Exhibit Number	Description

3.1	Amended and Restated Limited Liability Company Agreement of Capital One Funding, LLC dated as of July 31, 2002 (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form S-3 Registration Statement (File Nos. 333-75276, 333-75276-01 and 333-75276-02) filed with the Securities and Exchange Commission on September 12, 2002).

3.2	First Amendment dated as of March 1, 2008 to the Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.1	Amended and Restated Receivables Purchase Agreement dated as of July 1, 2007 between Capital One Funding, LLC and Capital One Bank (USA), National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2007).

4.2	First Amendment dated as of March 1, 2008 to the Amended and Restated Receivables Purchase Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.3	Indenture for the Notes dated as of October 9, 2002, as amended and restated as of January 13, 2006 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2006).

4.4	First Amendment dated as of March 1, 2008 to the Indenture (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.5	Asset Pool Supplement for the Notes dated October 9, 2002 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2002).

4.6	First Amendment dated as of March 1, 2008 to the Asset Pool Supplement (incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.7	Card Series Indenture Supplement for the Notes dated as of October 9, 2002 (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2002).

4.8	First Amendment dated as of March 1, 2008 to the Card Series Indenture Supplement (incorporated by reference to Exhibit 4.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.9	Series 2002-CC Supplement to the Amended and Restated Pooling and Servicing Agreement dated as of October 9, 2002 relating to the COMT Collateral Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2002).

4.10	First Amendment dated as of March 1, 2008 to the Series 2002-CC Supplement (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.11	Amended and Restated Pooling and Servicing Agreement, dated as of September 30, 1993, and as amended and restated as of August 1, 2002, January 13, 2006 and July 1, 2007 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2007).

4.12	First Amendment dated as of March 1, 2008 to the Amended and Restated Pooling and Servicing Agreement (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.13	Transfer and Assumption Agreement, dated as of November 22, 1994 by and among Signet Bank/Virginia, Capital One Bank (USA), National Association, as Assuming Entity, The Bank of New York, as Trustee and the other parties thereto (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 13, 1995).

4.14	Second Amended and Restated Trust Agreement dated as of January 13, 2006 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2006).

4.15	Transfer and Administration Agreement dated as of October 9, 2002 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by Capital One Funding, LLC on November 12, 2002).

4.16	First Amendment dated as of March 1, 2008 to the Transfer and Administration Agreement (incorporated by reference to Exhibit 4.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.17.1	Class C(2003-3) Terms Document, dated as of September 23, 2003 (included in Exhibit 4.1 to the registrant’s
Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2003, which is incorporated herein by reference).

4.17.2	Class A(2003-5) Terms Document, dated as of October 10, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 17, 2003, which is incorporated herein by reference).

4.17.3	Class C(2003-4) Terms Document, dated as of October 29, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 10, 2003, which is incorporated herein by reference).

4.17.4	Class B(2003-5) Terms Document, dated as of November 5, 2003 (included in Exhibit 4.1 to the registrant’s
Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2003, which is incorporated herein by reference).

4.17.5	Class A(2004-1) Terms Document, dated as of February 26, 2004 (included in Exhibit 4.1 to the registrant’s
Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2004, which is incorporated herein by reference).

4.17.6	Class C(2004-2) Terms Document, dated as of March 5, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 11, 2004, which is incorporated herein by reference).

4.17.7	Class B(2004-3) Terms Document, dated as of April 14, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 20, 2004, which is incorporated herein by reference).

4.17.8	Class A(2004-3) Terms Document, dated as of May 6, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 12, 2004, which is incorporated herein by reference).

4.17.9	Class A(2004-4) Terms Document, dated as of June 10, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2004, which is incorporated herein by reference).

4.17.10	Class A(2004-5) Terms Document, dated as of June 10, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2004, which is incorporated herein by reference).

4.17.11	Class C(2004-4) Terms Document, dated as of September 2, 2004 (included in Exhibit 4.1 to the registrant’s
Form 8-K, as filed with the Securities and Exchange Commission on September 7, 2004, which is incorporated herein by reference).

4.17.12	Class A(2004-7) Terms Document, dated as of September 9, 2004 (included in Exhibit 4.1 to the registrant’s
Form 8-K, as filed with the Securities and Exchange Commission on September 13, 2004, which is incorporated herein by reference).

4.17.13	Class B(2004-6) Terms Document, dated as of October 8, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 14, 2004, which is incorporated herein by reference).

4.17.14	Class A(2004-8) Terms Document, dated as of November 10, 2004 (included in Exhibit 4.1 to the registrant’s
Form 8-K, as filed with the Securities and Exchange Commission on November 22, 2004, which is incorporated herein by reference).

4.17.15	Supplemental Indenture with respect to additional Class A(2004-4) Notes, dated as of November 23, 2004 to Class A(2004-4) Terms Document, dated as of June 10, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 29, 2004, which is incorporated herein by reference).

4.17.16	Class B(2005-1) Terms Document, dated as of March 3, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 9, 2005, which is incorporated herein by reference).

4.17.17	Class A(2005-1) Terms Document, dated as of April 1, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 8, 2005, which is incorporated herein by reference).

4.17.18	Class C(2005-1) Terms Document, dated as of April 21, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 29, 2005, which is incorporated herein by reference).

4.17.19	Class A(2005-3) Terms Document, dated as of June 10, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 14, 2005, which is incorporated herein by reference).

4.17.20	Class A(2005-4) Terms Document, dated as of June 13, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2005, which is incorporated herein by reference).

4.17.21	Class A(2005-5) Terms Document, dated as of July 8, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 14, 2005, which is incorporated herein by reference).

4.17.22	Class A(2005-6) Terms Document, dated as of July 28, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 29, 2005, which is incorporated herein by reference).

4.17.23	Class B(2005-3) Terms Document, dated as of August 4, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2005, which is incorporated herein by reference).

4.17.24	Class A(2005-7) Terms Document, dated as of August 18, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 19, 2005, which is incorporated herein by reference).

4.17.25	Class A(2005-9) Terms Document, dated as of October 19, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2005, which is incorporated herein by reference).

4.17.26	Class A(2005-10) Terms Document, dated as of November 15, 2005 (included in Exhibit 4.1 to the registrant’s
Form 8-K, as filed with the Securities and Exchange Commission on November 16, 2005, which is incorporated herein by reference).

4.17.27	Class A(2005-11) Terms Document, dated as of November 23, 2005 (included in Exhibit 4.1 to the registrant’s
Form 8-K, as filed with the Securities and Exchange Commission on November 29, 2005, which is incorporated herein by reference).

4.17.28	Class A(2006-1) Terms Document, dated as of January 20, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 23, 2006, which is incorporated herein by reference).

4.17.29	Class A(2006-2) Terms Document, dated as of February 3, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 10, 2006, which is incorporated herein by reference).

4.17.30	Omnibus Addendum, dated as of February 10, 2006, to the various Terms Documents to the Indenture (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 13, 2006, which is incorporated herein by reference).

4.17.31	Class A(2006-3) Terms Document, dated as of March 1, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 7, 2006, which is incorporated herein by reference).

4.17.32	Class A(2006-4) Terms Document, dated as of March 8, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 15, 2006, which is incorporated herein by reference).

4.17.33	Class A(2006-5) Terms Document, dated as of April 4, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 12, 2006, which is incorporated herein by reference).

4.17.34	Class B(2006-1) Terms Document, dated as of April 6, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 14, 2006, which is incorporated herein by reference).

4.17.35	Class A(2006-6) Terms Document, dated as of April 25, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 27, 2006, which is incorporated herein by reference).

4.17.36	Class C(2006-1) Terms Document, dated as of May 17, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 24, 2006, which is incorporated herein by reference).

4.17.37	Class A(2006-7) Terms Document, dated as of May 17, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 24, 2006, which is incorporated herein by reference).

4.17.38	Class B(2006-2) Terms Document, dated as of June 6, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 8, 2006, which is incorporated herein by reference).

4.17.39	Class A(2006-8) Terms Document, dated as of June 30, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 6, 2006, which is incorporated herein by reference).

4.17.40	Class A(2006-9) Terms Document, dated as of July 31, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 8, 2006, which is incorporated herein by reference).

4.17.41	Class C(2006-2) Terms Document, dated as of August 17, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 28, 2006, which is incorporated herein by reference).

4.17.42	Class A(2006-10) Terms Document, dated as of August 25, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 28, 2006, which is incorporated herein by reference).

4.17.43	Class A(2006-11) Terms Document, dated as of September 1, 2006 (included in Exhibit 4.1 to the registrant’s
Form 8-K, as filed with the Securities and Exchange Commission on September 8, 2006, which is incorporated herein by reference).

4.17.44	Class A(2006-12) Terms Document, dated as of October 5, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2006, which is incorporated herein by reference).

4.17.45	Class C(2006-3) Terms Document, dated as of October 11, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2006, which is incorporated herein by reference).

4.17.46	Class A(2006-13) Terms Document, dated as of October 20, 2006 (included in Exhibit 4.1 to the registrant’s
Form 8-K, as filed with the Securities and Exchange Commission on October 25, 2006, which is incorporated herein by reference).

4.17.47	Class A(2006-14) Terms Document, dated as of November 7, 2006 (included in Exhibit 4.1 to the registrant’s
Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2006, which is incorporated herein by reference).

4.17.48	Class A(2007-1) Terms Document, dated as of January 26, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.17.49	Class B(2007-1) Terms Document, dated as of January 26, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.17.50	Class C(2007-1) Terms Document, dated as of January 26, 2007 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.17.51	Class C(2007-2) Terms Document, dated as of January 26, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 9, 2007, which is incorporated herein by reference).

4.17.52	Class A(2007-2) Terms Document, dated as of February 27, 2007 (included in Exhibit 4.1 to the registrant’s
Form 8-K, as filed with the Securities and Exchange Commission on March 13, 2007, which is incorporated herein by reference).

4.17.53	Class B(2007-2) Terms Document, dated as of March 6, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 13, 2007, which is incorporated herein by reference).

4.17.54	Class A(2007-3) Terms Document, dated as of May 10, 2007 (included in Exhibit 4.1(a) to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 18, 2007, which is incorporated herein by reference).

4.17.55	Class B(2007-3) Terms Document, dated as of May 17, 2007 (included in Exhibit 4.1(b) to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 18, 2007, which is incorporated herein by reference).

4.17.56	Class B(2007-4) Terms Document, dated as of May 17, 2007 (included in Exhibit 4.1(c) to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 18, 2007, which is incorporated herein by reference).

4.17.57	Class A(2007-4) Terms Document, dated as of May 23, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 31, 2007, which is incorporated herein by reference).

4.17.58	Class A(2007-5) Terms Document, dated as of June 22, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 25, 2007, which is incorporated herein by reference).

4.17.59	Class C(2007-3) Terms Document, dated as of July 6, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 10, 2007, which is incorporated herein by reference).

4.17.60	Class B(2007-5) Terms Document, dated as of July 31, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 2, 2007, which is incorporated herein by reference).

4.17.61	Class A(2007-6) Terms Document, dated as of August 10, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 13, 2007, which is incorporated herein by reference).

4.17.62	Class A(2007-7) Terms Document, dated as of September 28, 2007 (included in Exhibit 4.1 to the registrant’s
Form 8-K, as filed with the Securities and Exchange Commission on September 28, 2007, which is incorporated herein by reference).

4.17.63	Class A(2007-8) Terms Document, dated as of October 11, 2007 (included in Exhibit 4.1 to the registrant’s
Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2007, which is incorporated herein by reference).

4.17.64	Class A(2007-9) Terms Document, dated as of October 19, 2007 (included in Exhibit 4.1 to the registrant’s
Form 8-K, as filed with the Securities and Exchange Commission on October 22, 2007, which is incorporated herein by reference).

4.17.65	Class C(2007-4) Terms Document, dated as of October 29, 2007 (included in Exhibit 4.1 to the registrant’s
Form 8-K, as filed with the Securities and Exchange Commission on October 30, 2007, which is incorporated herein by reference).

4.17.66	Class A(2008-1) Terms Document, dated as of January 31, 2008 (included in Exhibit 4.1 to the registrant’s
Form 8-K, as filed with the Securities and Exchange Commission on February 1, 2008, which is incorporated herein by reference).

4.17.67	Class A(2008-2) Terms Document, dated as of March 26, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 28, 2008, which is incorporated herein by reference).

4.17.68	Class A(2008-3) Terms Document, dated as of April 16, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 16, 2008, which is incorporated herein by reference).

4.17.69	Class A(2008-4) Terms Document, dated as of May 6, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 7, 2008, which is incorporated herein by reference).

4.17.70	Class A(2008-5) Terms Document, dated as of May 12, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 13, 2008, which is incorporated herein by reference).

4.17.71	Class A(2008-6) Terms Document, dated as of May 30, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 2, 2008, which is incorporated herein by reference).

10.1	Services Agreement, dated as of November 8, 2004, between Capital One Services, LLC (formerly known as Capital One Services, Inc.) and First Data Resources, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2005, as supplemented by the Current Report on Form 8-K/A (No. 1) filed with the Securities and Exchange Commission by Capital One Funding, LLC on December 21, 2005). Confidential Treatment has been requested for certain portions of the Services Agreement.

10.2	Form of Subservicing Agreement between Capital One Bank (USA), National Association and Capital One Services, LLC (formerly known as Capital One Services, Inc.) (incorporated by reference to Exhibit 10.2 to Form S-3 Registration Statement (File Nos. 333-130862, 333-130862-01 and 333-130862-02) filed with the Securities and Exchange Commission on January 4, 2006).

10.3	Services Agreement, dated as of March 16, 2006, between Capital One Bank (USA), National Association and Capital One, N.A. (formerly known as Hibernia National Bank) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006).

31.1	Certification of Capital One Funding, LLC pursuant to Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934.

33.1	Report on Assessment of Compliance with Servicing Criteria for Capital One Bank (USA), National Association, for itself and on behalf of its affiliate Capital One Services, LLC (formerly known as Capital One Services, Inc.)

33.2	Report on Assessment of Compliance with Servicing Criteria for First Data Resources, Inc. and REMITCO, LLC.

33.3	Report on Assessment of Compliance with Servicing Criteria for Regulus Group, LLC.

33.4	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon.

34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to Capital One Bank (USA), National Association and its affiliate Capital One Services, LLC (formerly known as Capital One Services, Inc.)

34.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to First Data Resources, Inc. and REMITCO, LLC.

34.3	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Regulus Group, LLC.

34.4	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon.

35.1	Servicer Compliance Statement of Capital One Bank (USA), National Association.

35.2	Servicer Compliance Statement of Capital One Services, LLC (formerly known as Capital One Services, Inc.)

35.3	Servicer Compliance Statement of Capital One, N.A.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Capital One Multi-asset Execution Trust
By: Capital One Funding, LLC, as Depositor

By:	/s/ Stephen Linehan
Name:	Stephen Linehan*
Title:	President

Date: March 30, 2009

*	Stephen Linehan is the senior officer in charge of securitization of Capital One Funding, LLC.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Limited Liability Company Agreement of Capital One Funding, LLC dated as of July 31, 2002 (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form S-3 Registration Statement (File Nos. 333-75276, 333-75276-01 and 333-75276-02) filed with the Securities and Exchange Commission on September 12, 2002).

3.2	First Amendment dated as of March 1, 2008 to the Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.1	Amended and Restated Receivables Purchase Agreement dated as of July 1, 2007 between Capital One Funding, LLC and Capital One Bank (USA), National Association (incorporated by reference to Exhibit 4.1 to the Current Report on
Form 8-K filed with the Securities and Exchange Commission on July 6, 2007).

4.2	First Amendment dated as of March 1, 2008 to the Amended and Restated Receivables Purchase Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.3	Indenture for the Notes dated as of October 9, 2002, as amended and restated as of January 13, 2006 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on
January 20, 2006).

4.4	First Amendment dated as of March 1, 2008 to the Indenture (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.5	Asset Pool Supplement for the Notes dated October 9, 2002 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2002).

4.6	First Amendment dated as of March 1, 2008 to the Asset Pool Supplement (incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.7	Card Series Indenture Supplement for the Notes dated as of October 9, 2002 (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2002).

4.8	First Amendment dated as of March 1, 2008 to the Card Series Indenture Supplement (incorporated by reference to Exhibit 4.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.9	Series 2002-CC Supplement to the Amended and Restated Pooling and Servicing Agreement dated as of October 9, 2002 relating to the COMT Collateral Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2002).

4.10	First Amendment dated as of March 1, 2008 to the Series 2002-CC Supplement (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.11	Amended and Restated Pooling and Servicing Agreement, dated as of September 30, 1993, and as amended and restated as of August 1, 2002, January 13, 2006 and July 1, 2007 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2007).

4.12	First Amendment dated as of March 1, 2008 to the Amended and Restated Pooling and Servicing Agreement (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.13	Transfer and Assumption Agreement, dated as of November 22, 1994 by and among Signet Bank/Virginia, Capital One Bank (USA), National Association, as Assuming Entity, The Bank of New York, as Trustee and the other parties thereto (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 13, 1995).

4.14	Second Amended and Restated Trust Agreement dated as of January 13, 2006 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2006).

4.15	Transfer and Administration Agreement dated as of October 9, 2002 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by Capital One Funding, LLC on November 12, 2002).

4.16	First Amendment dated as of March 1, 2008 to the Transfer and Administration Agreement (incorporated by reference to Exhibit 4.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.17.1	Class C(2003-3) Terms Document, dated as of September 23, 2003 (included in Exhibit 4.1 to the registrant’s
Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2003, which is incorporated herein by reference).

4.17.2	Class A(2003-5) Terms Document, dated as of October 10, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 17, 2003, which is incorporated herein by reference).

4.17.3	Class C(2003-4) Terms Document, dated as of October 29, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 10, 2003, which is incorporated herein by reference).

4.17.4	Class B(2003-5) Terms Document, dated as of November 5, 2003 (included in Exhibit 4.1 to the registrant’s
Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2003, which is incorporated herein by reference).

4.17.5	Class A(2004-1) Terms Document, dated as of February 26, 2004 (included in Exhibit 4.1 to the registrant’s
Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2004, which is incorporated herein by reference).

4.17.6	Class C(2004-2) Terms Document, dated as of March 5, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 11, 2004, which is incorporated herein by reference).

4.17.7	Class B(2004-3) Terms Document, dated as of April 14, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 20, 2004, which is incorporated herein by reference).

4.17.8	Class A(2004-3) Terms Document, dated as of May 6, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 12, 2004, which is incorporated herein by reference).

4.17.9	Class A(2004-4) Terms Document, dated as of June 10, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2004, which is incorporated herein by reference).

4.17.10	Class A(2004-5) Terms Document, dated as of June 10, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2004, which is incorporated herein by reference).

4.17.11	Class C(2004-4) Terms Document, dated as of September 2, 2004 (included in Exhibit 4.1 to the registrant’s
Form 8-K, as filed with the Securities and Exchange Commission on September 7, 2004, which is incorporated herein by reference).

4.17.12	Class A(2004-7) Terms Document, dated as of September 9, 2004 (included in Exhibit 4.1 to the registrant’s
Form 8-K, as filed with the Securities and Exchange Commission on September 13, 2004, which is incorporated herein by reference).

4.17.13	Class B(2004-6) Terms Document, dated as of October 8, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 14, 2004, which is incorporated herein by reference).

4.17.14	Class A(2004-8) Terms Document, dated as of November 10, 2004 (included in Exhibit 4.1 to the registrant’s
Form 8-K, as filed with the Securities and Exchange Commission on November 22, 2004, which is incorporated herein by reference).

4.17.15	Supplemental Indenture with respect to additional Class A(2004-4) Notes, dated as of November 23, 2004 to Class A(2004-4) Terms Document, dated as of June 10, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 29, 2004, which is incorporated herein by reference).

4.17.16	Class B(2005-1) Terms Document, dated as of March 3, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 9, 2005, which is incorporated herein by reference).

4.17.17	Class A(2005-1) Terms Document, dated as of April 1, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 8, 2005, which is incorporated herein by reference).

4.17.18	Class C(2005-1) Terms Document, dated as of April 21, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 29, 2005, which is incorporated herein by reference).

4.17.19	Class A(2005-3) Terms Document, dated as of June 10, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 14, 2005, which is incorporated herein by reference).

4.17.20	Class A(2005-4) Terms Document, dated as of June 13, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2005, which is incorporated herein by reference).

4.17.21	Class A(2005-5) Terms Document, dated as of July 8, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 14, 2005, which is incorporated herein by reference).

4.17.22	Class A(2005-6) Terms Document, dated as of July 28, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 29, 2005, which is incorporated herein by reference).

4.17.23	Class B(2005-3) Terms Document, dated as of August 4, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2005, which is incorporated herein by reference).

4.17.24	Class A(2005-7) Terms Document, dated as of August 18, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 19, 2005, which is incorporated herein by reference).

4.17.25	Class A(2005-9) Terms Document, dated as of October 19, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2005, which is incorporated herein by reference).

4.17.26	Class A(2005-10) Terms Document, dated as of November 15, 2005 (included in Exhibit 4.1 to the registrant’s
Form 8-K, as filed with the Securities and Exchange Commission on November 16, 2005, which is incorporated herein by reference).

4.17.27	Class A(2005-11) Terms Document, dated as of November 23, 2005 (included in Exhibit 4.1 to the registrant’s
Form 8-K, as filed with the Securities and Exchange Commission on November 29, 2005, which is incorporated herein by reference).

4.17.28	Class A(2006-1) Terms Document, dated as of January 20, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 23, 2006, which is incorporated herein by reference).

4.17.29	Class A(2006-2) Terms Document, dated as of February 3, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 10, 2006, which is incorporated herein by reference).

4.17.30	Omnibus Addendum, dated as of February 10, 2006, to the various Terms Documents to the Indenture (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 13, 2006, which is incorporated herein by reference).

4.17.31	Class A(2006-3) Terms Document, dated as of March 1, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 7, 2006, which is incorporated herein by reference).

4.17.32	Class A(2006-4) Terms Document, dated as of March 8, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 15, 2006, which is incorporated herein by reference).

4.17.33	Class A(2006-5) Terms Document, dated as of April 4, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 12, 2006, which is incorporated herein by reference).

4.17.34	Class B(2006-1) Terms Document, dated as of April 6, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 14, 2006, which is incorporated herein by reference).

4.17.35	Class A(2006-6) Terms Document, dated as of April 25, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 27, 2006, which is incorporated herein by reference).

4.17.36	Class C(2006-1) Terms Document, dated as of May 17, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 24, 2006, which is incorporated herein by reference).

4.17.37	Class A(2006-7) Terms Document, dated as of May 17, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 24, 2006, which is incorporated herein by reference).

4.17.38	Class B(2006-2) Terms Document, dated as of June 6, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 8, 2006, which is incorporated herein by reference).

4.17.39	Class A(2006-8) Terms Document, dated as of June 30, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 6, 2006, which is incorporated herein by reference).

4.17.40	Class A(2006-9) Terms Document, dated as of July 31, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 8, 2006, which is incorporated herein by reference).

4.17.41	Class C(2006-2) Terms Document, dated as of August 17, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 28, 2006, which is incorporated herein by reference).

4.17.42	Class A(2006-10) Terms Document, dated as of August 25, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 28, 2006, which is incorporated herein by reference).

4.17.43	Class A(2006-11) Terms Document, dated as of September 1, 2006 (included in Exhibit 4.1 to the registrant’s
Form 8-K, as filed with the Securities and Exchange Commission on September 8, 2006, which is incorporated herein by reference).

4.17.44	Class A(2006-12) Terms Document, dated as of October 5, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2006, which is incorporated herein by reference).

4.17.45	Class C(2006-3) Terms Document, dated as of October 11, 2006 (included in Exhibit 4.2 to the registrant’s
Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2006, which is incorporated herein by reference).

4.4.17.46	Class A(2006-13) Terms Document, dated as of October 20, 2006 (included in Exhibit 4.1 to the registrant’s
Form 8-K, as filed with the Securities and Exchange Commission on October 25, 2006, which is incorporated herein by reference).

4.4.17.47	Class A(2006-14) Terms Document, dated as of November 7, 2006 (included in Exhibit 4.1 to the registrant’s
Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2006, which is incorporated herein by reference).

4.4.17.48	Class A(2007-1) Terms Document, dated as of January 26, 2007 (included in Exhibit 4.1 to the registrant’s
Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.4.17.49	Class B(2007-1) Terms Document, dated as of January 26, 2007 (included in Exhibit 4.2 to the registrant’s
Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.4.17.50	Class C(2007-1) Terms Document, dated as of January 26, 2007 (included in Exhibit 4.3 to the registrant’s
Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.4.17.51	Class C(2007-2) Terms Document, dated as of January 26, 2007 (included in Exhibit 4.1 to the registrant’s
Form 8-K, as filed with the Securities and Exchange Commission on February 9, 2007, which is incorporated herein by reference).

4.4.17.52	Class A(2007-2) Terms Document, dated as of February 27, 2007 (included in Exhibit 4.1 to the registrant’s
Form 8-K, as filed with the Securities and Exchange Commission on March 13, 2007, which is incorporated herein by reference).

4.17.53	Class B(2007-2) Terms Document, dated as of March 6, 2007 (included in Exhibit 4.2 to the registrant’s
Form 8-K, as filed with the Securities and Exchange Commission on March 13, 2007, which is incorporated herein by reference).

4.17.54	Class A(2007-3) Terms Document, dated as of May 10, 2007 (included in Exhibit 4.1(a) to the registrant’s
Form 8-K, as filed with the Securities and Exchange Commission on May 18, 2007, which is incorporated herein by reference).

4.17.55	Class B(2007-3) Terms Document, dated as of May 17, 2007 (included in Exhibit 4.1(b) to the registrant’s
Form 8-K, as filed with the Securities and Exchange Commission on May 18, 2007, which is incorporated herein by reference).

4.17.56	Class B(2007-4) Terms Document, dated as of May 17, 2007 (included in Exhibit 4.1(c) to the registrant’s
Form 8-K, as filed with the Securities and Exchange Commission on May 18, 2007, which is incorporated herein by reference).

4.17.57	Class A(2007-4) Terms Document, dated as of May 23, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 31, 2007, which is incorporated herein by reference).

4.17.58	Class A(2007-5) Terms Document, dated as of June 22, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 25, 2007, which is incorporated herein by reference).

4.17.59	Class C(2007-3) Terms Document, dated as of July 6, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 10, 2007, which is incorporated herein by reference).

4.17.60	Class B(2007-5) Terms Document, dated as of July 31, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 2, 2007, which is incorporated herein by reference).

4.17.61	Class A(2007-6) Terms Document, dated as of August 10, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 13, 2007, which is incorporated herein by reference).

4.17.62	Class A(2007-7) Terms Document, dated as of September 28, 2007 (included in Exhibit 4.1 to the registrant’s
Form 8-K, as filed with the Securities and Exchange Commission on September 28, 2007, which is incorporated herein by reference).

4.17.63	Class A(2007-8) Terms Document, dated as of October 11, 2007 (included in Exhibit 4.1 to the registrant’s
Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2007, which is incorporated herein by reference).

4.17.64	Class A(2007-9) Terms Document, dated as of October 19, 2007 (included in Exhibit 4.1 to the registrant’s
Form 8-K, as filed with the Securities and Exchange Commission on October 22, 2007, which is incorporated herein by reference).

4.17.65	Class C(2007-4) Terms Document, dated as of October 29, 2007 (included in Exhibit 4.1 to the registrant’s
Form 8-K, as filed with the Securities and Exchange Commission on October 30, 2007, which is incorporated herein by reference).

4.17.66	Class A(2008-1) Terms Document, dated as of January 31, 2008 (included in Exhibit 4.1 to the registrant’s
Form 8-K, as filed with the Securities and Exchange Commission on February 1, 2008, which is incorporated herein by reference).

4.17.67	Class A(2008-2) Terms Document, dated as of March 26, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 28, 2008, which is incorporated herein by reference).

4.17.68	Class A(2008-3) Terms Document, dated as of April 16, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 16, 2008, which is incorporated herein by reference).

4.17.69	Class A(2008-4) Terms Document, dated as of May 6, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 7, 2008, which is incorporated herein by reference).

4.17.70	Class A(2008-5) Terms Document, dated as of May 12, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 13, 2008, which is incorporated herein by reference).

4.17.71	Class A(2008-6) Terms Document, dated as of May 30, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 2, 2008, which is incorporated herein by reference).

10.1	Services Agreement, dated as of November 8, 2004, between Capital One Services, LLC (formerly known as Capital One Services, Inc.) and First Data Resources, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2005, as supplemented by the Current Report on Form 8-K/A (No. 1) filed with the Securities and Exchange Commission by Capital One Funding, LLC on December 21, 2005). Confidential Treatment has been requested for certain portions of the Services Agreement.

10.2	Form of Subservicing Agreement between Capital One Bank (USA), National Association and Capital One Services, LLC (formerly known as Capital One Services, Inc.) (incorporated by reference to Exhibit 10.2 to Form S-3 Registration Statement (File Nos. 333-130862, 333-130862-01 and 333-130862-02) filed with the Securities and Exchange Commission on January 4, 2006).

10.3	Services Agreement, dated as of March 16, 2006, between Capital One Bank (USA), National Association and Capital One, N.A. (formerly known as Hibernia National Bank) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006).

31.1	Certification of Capital One Funding, LLC pursuant to Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934.

33.1	Report on Assessment of Compliance with Servicing Criteria for Capital One Bank (USA), National Association, for itself and on behalf of its affiliate, Capital One Services, LLC (formerly known as Capital One Services, Inc.)

33.2	Report on Assessment of Compliance with Servicing Criteria for First Data Resources, Inc. and REMITCO, LLC.

33.3	Report on Assessment of Compliance with Servicing Criteria for Regulus Group, LLC.

33.4	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon.

34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to Capital One Bank (USA), National Association and its affiliate Capital One Services, LLC (formerly known as Capital One Services, Inc.)

34.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to First Data Resources, Inc. and REMITCO, LLC.

34.3	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Regulus Group, LLC.

34.4	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon.

35.1	Servicer Compliance Statement of Capital One Bank (USA), National Association.

35.2	Servicer Compliance Statement of Capital One Services, LLC (formerly known as Capital One Services, Inc.)

35.3	Servicer Compliance Statement of Capital One, N.A.