Form 10-K
period 2009-12-31
CAPITAL ONE MULTI ASSET EXECUTION TRUST
filed 2010-03-31
CIK 1163321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of the Form 10-K or any amendment to this form 10-K.  ☒ [Item 405 of Regulation S-K is not applicable.]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Registrant has no voting or non-voting common equity outstanding held by non-affiliates.

Documents Incorporated by Reference. See Item 15(b).

*	In accordance with relevant regulations of the Securities and Exchange Commission, the depositor files annual and other reports with the Commission on behalf of Capital One Multi-asset Execution Trust and Capital One Master Trust under the Central Index Key (CIK) number (0001163321) for Capital One Multi-asset Execution Trust.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 1:	Business.

Item 1A:	Risk Factors.

Item 2:	Properties.

Item 3:	Legal Proceedings.

Item 4:	Reserved.

Item 1B.	Unresolved Staff Comments.

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

In January 2010, three individual plaintiffs, each purporting to represent a nationwide class of cardholders, filed lawsuits against Capital One Bank (USA), National Association (the “Bank”) and Capital One Services, LLC (“COSL”) (formerly known as Capital One Services, Inc.) challenging various marketing practices relating to the Bank’s payment protection product: Sullivan v. Capital One Bank, et al, (United States District Court for the District of Connecticut); McCoy v. Capital One Bank, et al. (United States District Court for the Southern District of California); and Salazar v. Capital One Bank, et al. (United States District Court for the District of South Carolina). These three purported nationwide class actions seek a range of remedies, including compensatory damages, punitive damages, restitution, disgorgement, injunctive relief, and attorneys’ fees. The Bank and COSL have not yet filed responsive motions to any of these suits but has meritorious defenses with respect to these matters and plans to defend them vigorously. In September 2009, the United States District Court for the Middle District of Florida certified a statewide class action in Spinelli v. Capital One Bank, et al. with respect to the marketing of the payment protection product in Florida. The Bank and COSL have filed a motion for reconsideration with respect to the class certification order and are awaiting a ruling on the motion from the Court. In January 2010, the West Virginia Attorney General filed suit against the Bank and various affiliates in Mason County, West Virginia, challenging numerous credit card practices under the West Virginia Consumer Credit and Protection Act, including practices relating to the Bank’s payment protection product. The West Virginia Attorney General seeks injunctive relief, consumer refunds, statutory damages, disgorgement, and attorneys’ fees. The Bank has not yet responded to the complaint but has meritorious defenses with respect to the claims and plans to defend them vigorously. In addition, the Bank is subject to formal and informal inquiries from various governmental agencies relating to the payment protection product.

In 2007, a number of individual plaintiffs, each purporting to represent a class of cardholders, filed antitrust lawsuits in the United States District Court for the Northern District of California against several issuing banks, including Capital One Financial Corporation (the “Corporation”). These lawsuits allege, among other things, that the defendants conspired to fix the level of late fees and over-limit fees charged to cardholders, and that these fees are excessive. In May 2007, the cases were consolidated for all purposes and a consolidated amended complaint was filed alleging violations of federal statutes and state law. The amended complaint requests civil monetary damages, which could be trebled. In November 2007, the court dismissed the amended complaint. Plaintiffs have appealed that order to the Ninth Circuit Court of Appeals. In June 2009, the Ninth Circuit Court of Appeals stayed the matter pending the bankruptcy proceedings of one of the defendant financial institutions.

In 2005, a number of entities, each purporting to represent a class of retail merchants, filed antitrust lawsuits against MasterCard and Visa and several member banks, including the Corporation and its subsidiaries (including the Bank and Capital One, F.S.B. (the “Savings Bank”) alleging among other things, that the defendants conspired to fix the level of interchange fees. The complaints seek injunctive relief and civil monetary damages, which could be trebled. Separately, a number of large merchants have asserted similar claims against Visa and MasterCard only. In October 2005, the class and merchant interchange lawsuits were consolidated before the United States District Court for the Eastern District of New York for certain purposes, including discovery. Fact Discovery has closed and limited expert discovery is ongoing. The parties have briefed motions to dismiss and class certification and await oral argument before the court.

In addition, the Corporation is commonly subject to various pending and threatened legal actions relating to the conduct of its normal business activities. In the opinion of management of the Corporation, the ultimate aggregate liability, if any, arising out of any such pending or threatened legal actions will not be material to its consolidated financial position or its results of operations.

Given the complexity of the issues raised by these lawsuits and investigations and the uncertainty regarding: (i) the outcome of these lawsuits, (ii) the likelihood and amount of any possible judgments, (iii) the likelihood, amount and validity of any claim against the member banks, including the Bank, COSL and the Corporation and its subsidiary banks, (iv) changes in industry structure that may result from the lawsuits and (v) the effects of these lawsuits, in turn, on competition in the industry, member banks, and interchange fees, the Bank, COSL and the Corporation cannot determine at this time the long-term effects of these suits.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6:	Selected Financial Data.

Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 7A:	Quantitative and Qualitative Disclosures about Market Risk.

Item 8:	Financial Statements and Supplementary Data.

Item 9:	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Item 9A:	Controls and Procedures.

Item 9A(T)	Controls and Procedures.

Item 9B:	Other Information.

None.

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 10:	Directors, Executive Officers and Corporate Governance.

Item 11:	Executive Compensation.

Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 13:	Certain Relationships and Related Transactions, and Director Independence.

Item 14:	Principal Accounting Fees and Services.

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

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of the Bank, for itself and on behalf of its affiliate COSL, First Data Resources, Inc. and its affiliate REMITCO, LLC, Regulus Group, LLC, and The Bank of New York Mellon (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by each of Capital One Master Trust and Capital One Multi-asset Execution Trust. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of, and for the twelve month period ended, December 31, 2009, which Reports on Assessment are included as exhibits to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

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

Item 1123 of Regulation AB: Servicer Compliance Statement.

Each of the Bank, COSL and Capital One, N.A. has been identified by the registrant as a servicer meeting the criteria of Item 1108(a)(2)(i), (ii) or (iii) of Regulation AB with respect to the pool assets held by each of Capital One Master Trust and Capital One Multi-asset Execution Trust. Each of these servicers has provided a statement of compliance (a “Compliance Statement”), which has been signed by an authorized officer of such related servicer. Each Compliance Statement is attached as an exhibit to this Form 10-K.

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

4.10	First Amendment dated as of March 1, 2008 to the Series 2002-CC Supplement (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.11	Amended and Restated Pooling and Servicing Agreement, dated as of September 30, 1993, and as amended and restated as of August 1, 2002, January 13, 2006 and July 1, 2007 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2007).

4.12	First Amendment dated as of March 1, 2008 to the Amended and Restated Pooling and Servicing Agreement (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.13	Transfer and Assumption Agreement, dated as of November 22, 1994 by and among Signet Bank/Virginia, Capital One Bank (USA), National Association, as Assuming Entity, The Bank of New York, as Trustee and the other parties thereto (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 13, 1995).

4.14	Second Amended and Restated Trust Agreement dated as of January 13, 2006 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2006).

4.15	Transfer and Administration Agreement dated as of October 9, 2002 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by Capital One Funding, LLC on November 12, 2002).

4.16	First Amendment dated as of March 1, 2008 to the Transfer and Administration Agreement (incorporated by reference to Exhibit 4.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.17.1	Class C(2003-3) Terms Document, dated as of September 23, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2003, which is incorporated herein by reference).

4.17.2	Class A(2003-5) Terms Document, dated as of October 10, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 17, 2003, which is incorporated herein by reference).

4.17.3	Class C(2003-4) Terms Document, dated as of October 29, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 10, 2003, which is incorporated herein by reference).

4.17.4	Class B(2003-5) Terms Document, dated as of November 5, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2003, which is incorporated herein by reference).

4.17.5	Class A(2004-1) Terms Document, dated as of February 26, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2004, which is incorporated herein by reference).

4.17.6	Class C(2004-2) Terms Document, dated as of March 5, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 11, 2004, which is incorporated herein by reference).

4.17.7	Class B(2004-3) Terms Document, dated as of April 14, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 20, 2004, which is incorporated herein by reference).

4.17.8	Class A(2004-4) Terms Document, dated as of June 10, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2004, which is incorporated herein by reference).

4.17.9	Class A(2004-5) Terms Document, dated as of June 10, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2004, which is incorporated herein by reference).

4.17.10	Class C(2004-4) Terms Document, dated as of September 2, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 7, 2004, which is incorporated herein by reference).

4.17.11	Class A(2004-7) Terms Document, dated as of September 9, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 13, 2004, which is incorporated herein by reference).

4.17.12	Class B(2004-6) Terms Document, dated as of October 8, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 14, 2004, which is incorporated herein by reference).

4.17.13	Class A(2004-8) Terms Document, dated as of November 10, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 22, 2004, which is incorporated herein by reference).

4.17.14	Supplemental Indenture with respect to additional Class A(2004-4) Notes, dated as of November 23, 2004 to Class A(2004-4) Terms Document, dated as of June 10, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 29, 2004, which is incorporated herein by reference).

4.17.15	Class B(2005-1) Terms Document, dated as of March 3, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 9, 2005, which is incorporated herein by reference).

4.17.16	Class A(2005-1) Terms Document, dated as of April 1, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 8, 2005, which is incorporated herein by reference).

4.17.17	Class C(2005-1) Terms Document, dated as of April 21, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 29, 2005, which is incorporated herein by reference).

4.17.18	Class A(2005-3) Terms Document, dated as of June 10, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 14, 2005, which is incorporated herein by reference).

4.17.19	Class A(2005-4) Terms Document, dated as of June 13, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2005, which is incorporated herein by reference).

4.17.20	Class A(2005-6) Terms Document, dated as of July 28, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 29, 2005, which is incorporated herein by reference).

4.17.21	Class B(2005-3) Terms Document, dated as of August 4, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2005, which is incorporated herein by reference).

4.17.22	Class A(2005-7) Terms Document, dated as of August 18, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 19, 2005, which is incorporated herein by reference).

4.17.23	Class A(2005-9) Terms Document, dated as of October 19, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2005, which is incorporated herein by reference).

4.17.24	Class A(2005-10) Terms Document, dated as of November 15, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 16, 2005, which is incorporated herein by reference).

4.17.25	Class A(2005-11) Terms Document, dated as of November 23, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 29, 2005, which is incorporated herein by reference).

4.17.26	Class A(2006-1) Terms Document, dated as of January 20, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 23, 2006, which is incorporated herein by reference).

4.17.27	Class A(2006-2) Terms Document, dated as of February 3, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 10, 2006, which is incorporated herein by reference).

4.17.28	Omnibus Addendum, dated as of February 10, 2006, to the various Terms Documents to the Indenture (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 13, 2006, which is incorporated herein by reference).

4.17.29	Class A(2006-3) Terms Document, dated as of March 1, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 7, 2006, which is incorporated herein by reference).

4.17.30	Class A(2006-4) Terms Document, dated as of March 8, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 15, 2006, which is incorporated herein by reference).

4.17.31	Class A(2006-5) Terms Document, dated as of April 4, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 12, 2006, which is incorporated herein by reference).

4.17.32	Class B(2006-1) Terms Document, dated as of April 6, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 14, 2006, which is incorporated herein by reference).

4.17.33	Class A(2006-6) Terms Document, dated as of April 25, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 27, 2006, which is incorporated herein by reference).

4.17.34	Class C(2006-1) Terms Document, dated as of May 17, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 24, 2006, which is incorporated herein by reference).

4.17.35	Class A(2006-7) Terms Document, dated as of May 17, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 24, 2006, which is incorporated herein by reference).

4.17.36	Class A(2006-8) Terms Document, dated as of June 30, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 6, 2006, which is incorporated herein by reference).

4.17.37	Class A(2006-9) Terms Document, dated as of July 31, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 8, 2006, which is incorporated herein by reference).

4.17.38	Class C(2006-2) Terms Document, dated as of August 17, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 28, 2006, which is incorporated herein by reference).

4.17.39	Class A(2006-10) Terms Document, dated as of August 25, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 28, 2006, which is incorporated herein by reference).

4.17.40	Class A(2006-11) Terms Document, dated as of September 1, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 8, 2006, which is incorporated herein by reference).

4.17.41	Class A(2006-12) Terms Document, dated as of October 5, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2006, which is incorporated herein by reference).

4.17.42	Class C(2006-3) Terms Document, dated as of October 11, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2006, which is incorporated herein by reference).

4.17.43	Class A(2006-13) Terms Document, dated as of October 20, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 25, 2006, which is incorporated herein by reference).

4.17.44	Class A(2006-14) Terms Document, dated as of November 7, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2006, which is incorporated herein by reference).

4.17.45	Class A(2007-1) Terms Document, dated as of January 26, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.17.46	Class B(2007-1) Terms Document, dated as of January 26, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.17.47	Class C(2007-1) Terms Document, dated as of January 26, 2007 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.17.48	Class C(2007-2) Terms Document, dated as of January 26, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 9, 2007, which is incorporated herein by reference).

4.17.49	Class A(2007-2) Terms Document, dated as of February 27, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 13, 2007, which is incorporated herein by reference).

4.17.50	Class B(2007-2) Terms Document, dated as of March 6, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 13, 2007, which is incorporated herein by reference).

4.17.51	Class A(2007-3) Terms Document, dated as of May 10, 2007 (included in Exhibit 4.1(a) to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 18, 2007, which is incorporated herein by reference).

4.17.52	Class B(2007-3) Terms Document, dated as of May 17, 2007 (included in Exhibit 4.1(b) to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 18, 2007, which is incorporated herein by reference).

4.17.53	Class B(2007-4) Terms Document, dated as of May 17, 2007 (included in Exhibit 4.1(c) to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 18, 2007, which is incorporated herein by reference).

4.17.54	Class A(2007-4) Terms Document, dated as of May 23, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 31, 2007, which is incorporated herein by reference).

4.17.55	Class A(2007-5) Terms Document, dated as of June 22, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 25, 2007, which is incorporated herein by reference).

4.17.56	Class C(2007-3) Terms Document, dated as of July 6, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 10, 2007, which is incorporated herein by reference).

4.17.57	Class B(2007-5) Terms Document, dated as of July 31, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 2, 2007, which is incorporated herein by reference).

4.17.58	Class A(2007-6) Terms Document, dated as of August 10, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 13, 2007, which is incorporated herein by reference).

4.17.59	Class A(2007-7) Terms Document, dated as of September 28, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 28, 2007, which is incorporated herein by reference).

4.17.60	Class A(2007-8) Terms Document, dated as of October 11, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2007, which is incorporated herein by reference).

4.17.61	Class A(2007-9) Terms Document, dated as of October 19, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 22, 2007, which is incorporated herein by reference).

4.17.62	Class C(2007-4) Terms Document, dated as of October 29, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 30, 2007, which is incorporated herein by reference).

4.17.63	Class A(2008-1) Terms Document, dated as of January 31, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 1, 2008, which is incorporated herein by reference).

4.17.64	Class A(2008-2) Terms Document, dated as of March 26, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 28, 2008, which is incorporated herein by reference).

4.17.65	Class A(2008-3) Terms Document, dated as of April 16, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 16, 2008, which is incorporated herein by reference).

4.17.66	Class A(2008-4) Terms Document, dated as of May 6, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 7, 2008, which is incorporated herein by reference).

4.17.67	Class A(2008-5) Terms Document, dated as of May 12, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 13, 2008, which is incorporated herein by reference).

4.17.69	Class A(2008-6) Terms Document, dated as of May 30, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 2, 2008, which is incorporated herein by reference).

4.17.69	Class A(2009-1) Terms Document, dated as of June 16, 2009 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 17, 2009, which is incorporated herein by reference).

4.17.70	Class A(2009-2) Terms Document, dated as of June 16, 2009 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 17, 2009, which is incorporated herein by reference).

10.1	Services Agreement, dated as of November 8, 2004, between Capital One Services, LLC (formerly known as Capital One Services, Inc.) and First Data Resources, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2005, as supplemented by the Current Report on Form 8-K/A (No. 1) filed with the Securities and Exchange Commission by Capital One Funding, LLC on December 21, 2005). Confidential Treatment has been requested for certain portions of the Services Agreement.

10.2	Form of Subservicing Agreement between Capital One Bank (USA), National Association and Capital One Services, LLC (formerly known as Capital One Services, Inc.) (incorporated by reference to Exhibit 10.2 to Form S-3 Registration Statement (File Nos. 333-130862, 333-130862-01 and 333-130862-02) filed with the Securities and Exchange Commission on January 4, 2006).

10.3	Services Agreement, dated as of March 16, 2006, between Capital One Bank (USA), National Association and Capital One, N.A. (formerly known as Hibernia National Bank) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006).

31.1	Certification of Capital One Funding, LLC pursuant to Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934.

33.1	Report on Assessment of Compliance with Servicing Criteria for Capital One Bank (USA), National Association, for itself and on behalf of its affiliate Capital One Services, LLC (formerly known as Capital One Services, Inc.)

33.2	Report on Assessment of Compliance with Servicing Criteria for First Data Resources, Inc. and REMITCO, LLC.

33.3	Report on Assessment of Compliance with Servicing Criteria for Regulus Group, LLC.

33.4	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon.

34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to Capital One Bank (USA), National Association and its affiliate Capital One Services, LLC (formerly known as Capital One Services, Inc.)

34.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to First Data Resources, Inc. and REMITCO, LLC.

34.3	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Regulus Group, LLC.

34.4	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon.

35.1	Servicer Compliance Statement of Capital One Bank (USA), National Association.

35.2	Servicer Compliance Statement of Capital One Services, LLC

35.3	Servicer Compliance Statement of Capital One, N.A.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Capital One Multi-asset Execution Trust
By: Capital One Funding, LLC, as Depositor

By:	/s/ Stephen Linehan
Name:	Stephen Linehan*
Title:	President

Date: March 29, 2010

*	Stephen Linehan is the senior officer in charge of securitization of Capital One Funding, LLC.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Limited Liability Company Agreement of Capital One Funding, LLC dated as of July 31, 2002 (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form S-3 Registration Statement (File Nos. 333-75276, 333-75276-01 and 333-75276-02) filed with the Securities and Exchange Commission on September 12, 2002).

3.2	First Amendment dated as of March 1, 2008 to the Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.1	Amended and Restated Receivables Purchase Agreement dated as of July 1, 2007 between Capital One Funding, LLC and Capital One Bank (USA), National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2007).

4.2	First Amendment dated as of March 1, 2008 to the Amended and Restated Receivables Purchase Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.3	Indenture for the Notes dated as of October 9, 2002, as amended and restated as of January 13, 2006 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2006).

4.4	First Amendment dated as of March 1, 2008 to the Indenture (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.5	Asset Pool Supplement for the Notes dated October 9, 2002 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2002).

4.6	First Amendment dated as of March 1, 2008 to the Asset Pool Supplement (incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.7	Card Series Indenture Supplement for the Notes dated as of October 9, 2002 (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2002).

4.8	First Amendment dated as of March 1, 2008 to the Card Series Indenture Supplement (incorporated by reference to Exhibit 4.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.9	Series 2002-CC Supplement to the Amended and Restated Pooling and Servicing Agreement dated as of October 9, 2002 relating to the COMT Collateral Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2002).

4.10	First Amendment dated as of March 1, 2008 to the Series 2002-CC Supplement (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.11	Amended and Restated Pooling and Servicing Agreement, dated as of September 30, 1993, and as amended and restated as of August 1, 2002, January 13, 2006 and July 1, 2007 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2007).

4.12	First Amendment dated as of March 1, 2008 to the Amended and Restated Pooling and Servicing Agreement (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.13	Transfer and Assumption Agreement, dated as of November 22, 1994 by and among Signet Bank/Virginia, Capital One Bank (USA), National Association, as Assuming Entity, The Bank of New York, as Trustee and the other parties thereto (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 13, 1995).

4.14	Second Amended and Restated Trust Agreement dated as of January 13, 2006 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2006).

4.15	Transfer and Administration Agreement dated as of October 9, 2002 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by Capital One Funding, LLC on November 12, 2002).

4.16	First Amendment dated as of March 1, 2008 to the Transfer and Administration Agreement (incorporated by reference to Exhibit 4.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.17.1	Class C(2003-3) Terms Document, dated as of September 23, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2003, which is incorporated herein by reference).

4.17.2	Class A(2003-5) Terms Document, dated as of October 10, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 17, 2003, which is incorporated herein by reference).

4.17.3	Class C(2003-4) Terms Document, dated as of October 29, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 10, 2003, which is incorporated herein by reference).

4.17.4	Class B(2003-5) Terms Document, dated as of November 5, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 14, 2003, which is incorporated herein by reference).

4.17.5	Class A(2004-1) Terms Document, dated as of February 26, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2004, which is incorporated herein by reference).

4.17.6	Class C(2004-2) Terms Document, dated as of March 5, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 11, 2004, which is incorporated herein by reference).

4.17.7	Class B(2004-3) Terms Document, dated as of April 14, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 20, 2004, which is incorporated herein by reference).

4.17.8	Class A(2004-4) Terms Document, dated as of June 10, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2004, which is incorporated herein by reference).

4.17.9	Class A(2004-5) Terms Document, dated as of June 10, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2004, which is incorporated herein by reference).

4.17.10	Class C(2004-4) Terms Document, dated as of September 2, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 7, 2004, which is incorporated herein by reference).

4.17.11	Class A(2004-7) Terms Document, dated as of September 9, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 13, 2004, which is incorporated herein by reference).

4.17.12	Class B(2004-6) Terms Document, dated as of October 8, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 14, 2004, which is incorporated herein by reference).

4.17.13	Class A(2004-8) Terms Document, dated as of November 10, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 22, 2004, which is incorporated herein by reference).

4.17.14	Supplemental Indenture with respect to additional Class A(2004-4) Notes, dated as of November 23, 2004 to Class A(2004-4) Terms Document, dated as of June 10, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 29, 2004, which is incorporated herein by reference).

4.17.15	Class B(2005-1) Terms Document, dated as of March 3, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 9, 2005, which is incorporated herein by reference).

4.17.16	Class A(2005-1) Terms Document, dated as of April 1, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 8, 2005, which is incorporated herein by reference).

4.17.17	Class C(2005-1) Terms Document, dated as of April 21, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 29, 2005, which is incorporated herein by reference).

4.17.18	Class A(2005-3) Terms Document, dated as of June 10, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 14, 2005, which is incorporated herein by reference).

4.17.19	Class A(2005-4) Terms Document, dated as of June 13, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2005, which is incorporated herein by reference).

4.17.20	Class A(2005-6) Terms Document, dated as of July 28, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 29, 2005, which is incorporated herein by reference).

4.17.21	Class B(2005-3) Terms Document, dated as of August 4, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2005, which is incorporated herein by reference).

4.17.22	Class A(2005-7) Terms Document, dated as of August 18, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 19, 2005, which is incorporated herein by reference).

4.17.23	Class A(2005-9) Terms Document, dated as of October 19, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2005, which is incorporated herein by reference).

4.17.24	Class A(2005-10) Terms Document, dated as of November 15, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 16, 2005, which is incorporated herein by reference).

4.17.25	Class A(2005-11) Terms Document, dated as of November 23, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 29, 2005, which is incorporated herein by reference).

4.17.26	Class A(2006-1) Terms Document, dated as of January 20, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 23, 2006, which is incorporated herein by reference).

4.17.27	Class A(2006-2) Terms Document, dated as of February 3, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 10, 2006, which is incorporated herein by reference).

4.17.28	Omnibus Addendum, dated as of February 10, 2006, to the various Terms Documents to the Indenture (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 13, 2006, which is incorporated herein by reference).

4.17.29	Class A(2006-3) Terms Document, dated as of March 1, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 7, 2006, which is incorporated herein by reference).

4.17.30	Class A(2006-4) Terms Document, dated as of March 8, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 15, 2006, which is incorporated herein by reference).

4.17.31	Class A(2006-5) Terms Document, dated as of April 4, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 12, 2006, which is incorporated herein by reference).

4.17.32	Class B(2006-1) Terms Document, dated as of April 6, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 14, 2006, which is incorporated herein by reference).

4.17.33	Class A(2006-6) Terms Document, dated as of April 25, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 27, 2006, which is incorporated herein by reference).

4.17.34	Class C(2006-1) Terms Document, dated as of May 17, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 24, 2006, which is incorporated herein by reference).

4.17.35	Class A(2006-7) Terms Document, dated as of May 17, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 24, 2006, which is incorporated herein by reference).

4.17.36	Class A(2006-8) Terms Document, dated as of June 30, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 6, 2006, which is incorporated herein by reference).

4.17.37	Class A(2006-9) Terms Document, dated as of July 31, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 8, 2006, which is incorporated herein by reference).

4.17.38	Class C(2006-2) Terms Document, dated as of August 17, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 28, 2006, which is incorporated herein by reference).

4.17.39	Class A(2006-10) Terms Document, dated as of August 25, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 28, 2006, which is incorporated herein by reference).

4.17.40	Class A(2006-11) Terms Document, dated as of September 1, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 8, 2006, which is incorporated herein by reference).

4.17.41	Class A(2006-12) Terms Document, dated as of October 5, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2006, which is incorporated herein by reference).

4.17.42	Class C(2006-3) Terms Document, dated as of October 11, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2006, which is incorporated herein by reference).

4.17.43	Class A(2006-13) Terms Document, dated as of October 20, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 25, 2006, which is incorporated herein by reference).

4.17.44	Class A(2006-14) Terms Document, dated as of November 7, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 17, 2006, which is incorporated herein by reference).

4.17.45	Class A(2007-1) Terms Document, dated as of January 26, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.17.46	Class B(2007-1) Terms Document, dated as of January 26, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.17.47	Class C(2007-1) Terms Document, dated as of January 26, 2007 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.17.48	Class C(2007-2) Terms Document, dated as of January 26, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 9, 2007, which is incorporated herein by reference).

4.17.49	Class A(2007-2) Terms Document, dated as of February 27, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 13, 2007, which is incorporated herein by reference).

4.17.50	Class B(2007-2) Terms Document, dated as of March 6, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 13, 2007, which is incorporated herein by reference).

4.17.51	Class A(2007-3) Terms Document, dated as of May 10, 2007 (included in Exhibit 4.1(a) to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 18, 2007, which is incorporated herein by reference).

4.17.52	Class B(2007-3) Terms Document, dated as of May 17, 2007 (included in Exhibit 4.1(b) to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 18, 2007, which is incorporated herein by reference).

4.17.53	Class B(2007-4) Terms Document, dated as of May 17, 2007 (included in Exhibit 4.1(c) to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 18, 2007, which is incorporated herein by reference).

4.17.54	Class A(2007-4) Terms Document, dated as of May 23, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 31, 2007, which is incorporated herein by reference).

4.17.55	Class A(2007-5) Terms Document, dated as of June 22, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 25, 2007, which is incorporated herein by reference).

4.17.56	Class C(2007-3) Terms Document, dated as of July 6, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 10, 2007, which is incorporated herein by reference).

4.17.57	Class B(2007-5) Terms Document, dated as of July 31, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 2, 2007, which is incorporated herein by reference).

4.17.58	Class A(2007-6) Terms Document, dated as of August 10, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 13, 2007, which is incorporated herein by reference).

4.17.59	Class A(2007-7) Terms Document, dated as of September 28, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 28, 2007, which is incorporated herein by reference).

4.17.60	Class A(2007-8) Terms Document, dated as of October 11, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2007, which is incorporated herein by reference).

4.17.61	Class A(2007-9) Terms Document, dated as of October 19, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 22, 2007, which is incorporated herein by reference).

4.17.62	Class C(2007-4) Terms Document, dated as of October 29, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 30, 2007, which is incorporated herein by reference).

4.17.63	Class A(2008-1) Terms Document, dated as of January 31, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 1, 2008, which is incorporated herein by reference).

4.17.64	Class A(2008-2) Terms Document, dated as of March 26, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 28, 2008, which is incorporated herein by reference).

4.17.65	Class A(2008-3) Terms Document, dated as of April 16, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 16, 2008, which is incorporated herein by reference).

4.17.66	Class A(2008-4) Terms Document, dated as of May 6, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 7, 2008, which is incorporated herein by reference).

4.17.67	Class A(2008-5) Terms Document, dated as of May 12, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 13, 2008, which is incorporated herein by reference).

4.17.69	Class A(2008-6) Terms Document, dated as of May 30, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 2, 2008, which is incorporated herein by reference).

4.17.69	Class A(2009-1) Terms Document, dated as of June 16, 2009 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 17, 2009, which is incorporated herein by reference).

4.17.70	Class A(2009-2) Terms Document, dated as of June 16, 2009 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 17, 2009, which is incorporated herein by reference).

10.1	Services Agreement, dated as of November 8, 2004, between Capital One Services, LLC (formerly known as Capital One Services, Inc.) and First Data Resources, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2005, as supplemented by the Current Report on Form 8-K/A (No. 1) filed with the Securities and Exchange Commission by Capital One Funding, LLC on December 21, 2005). Confidential Treatment has been requested for certain portions of the Services Agreement.

10.2	Form of Subservicing Agreement between Capital One Bank (USA), National Association and Capital One Services, LLC (formerly known as Capital One Services, Inc.) (incorporated by reference to Exhibit 10.2 to Form S-3 Registration Statement (File Nos. 333-130862, 333-130862-01 and 333-130862-02) filed with the Securities and Exchange Commission on January 4, 2006).

10.3	Services Agreement, dated as of March 16, 2006, between Capital One Bank (USA), National Association and Capital One, N.A. (formerly known as Hibernia National Bank) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006).

31.1	Certification of Capital One Funding, LLC pursuant to Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934.

33.1	Report on Assessment of Compliance with Servicing Criteria for Capital One Bank (USA), National Association, for itself and on behalf of its affiliate Capital One Services, LLC (formerly known as Capital One Services, Inc.)

33.2	Report on Assessment of Compliance with Servicing Criteria for First Data Resources, Inc. and REMITCO, LLC.

33.3	Report on Assessment of Compliance with Servicing Criteria for Regulus Group, LLC.

33.4	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon.

34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to Capital One Bank (USA), National Association and its affiliate Capital One Services, LLC (formerly known as Capital One Services, Inc.)

34.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to First Data Resources, Inc. and REMITCO, LLC.

34.3	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to Regulus Group, LLC.

34.4	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon.

35.1	Servicer Compliance Statement of Capital One Bank (USA), National Association.

35.2	Servicer Compliance Statement of Capital One Services, LLC

35.3	Servicer Compliance Statement of Capital One, N.A.