Form 10-K
period 2011-12-31
CAPITAL ONE MULTI ASSET EXECUTION TRUST
filed 2012-03-30
CIK 1163321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Transition period

Commission File Number of issuing entity: 333-167097	Commission File Number of issuing entity: 333-167097-02
CAPITAL ONE MULTI-ASSET EXECUTION TRUST*	CAPITAL ONE MASTER TRUST
(Exact Name of Issuing Entity as Specified in Its Charter) (Issuer of the Notes)	(Exact Name of Issuing Entity as Specified in Its Charter) (Issuer of the Collateral Certificate)

Commission File Number of depositor: 333-167097-01

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

Item 4:     [Reserved]

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

In 2005, a number of entities, each purporting to represent a class of retail merchants, filed antitrust lawsuits (the “Interchange Lawsuits”) against Visa U.S.A., Inc. (“Visa”) and MasterCard International (“MasterCard”) and several member banks, including Capital One Financial Corporation (the “Corporation”) and its subsidiaries, including Capital One Bank (USA), National Association (the “Bank”), alleging among other things, that the defendants conspired to fix the level of interchange fees. The complaints seek injunctive relief and civil monetary damages, which could be trebled. Separately, a number of large merchants have asserted similar claims against Visa and MasterCard only. In October 2005, the class and merchant Interchange lawsuits were consolidated before the U.S. District Court for the Eastern District of New York for certain purposes, including discovery. Fact and expert discovery have closed. The parties have briefed and presented oral argument on motions to dismiss and class certification and are awaiting decisions from the court.

The defendant banks are members of Visa. As a member, the Bank has indemnification obligations to Visa with respect to final judgments and settlements of certain litigation against Visa. In the first quarter of 2008, Visa completed an IPO of its stock. With IPO proceeds, Visa established an escrow account for the benefit of member banks to fund certain litigation settlements and claims, including the Interchange Lawsuits. As a result, in the first quarter of 2008, the Corporation reduced its Visa-related indemnification liabilities of $91 million recorded in other liabilities with a corresponding reduction of other non-interest expense. The Corporation made an election in accordance with the accounting guidance for fair value option for financial assets and liabilities on the indemnification guarantee to Visa, and the fair value of the guarantee at December 31, 2011 and December 31, 2010 was zero. In January, 2011, the Corporation entered into a MasterCard Settlement and Judgment Sharing Agreement, along with other defendant banks, which apportions any costs and liabilities of any judgment or settlement arising from the Interchange Lawsuits.

In 2007, a number of individual plaintiffs, each purporting to represent a class of cardholders, filed antitrust lawsuits in the U.S. District Court for the Northern District of California against several issuing banks, including the Corporation (the “In Re Late Fees Litigation”). These lawsuits allege, among other things, that the defendants conspired to fix the level of late fees and over-limit fees charged to cardholders, and that these fees are excessive. In May 2007, the cases were consolidated for all purposes, and a consolidated amended complaint was filed alleging violations of federal statutes and state law. The amended complaint requests civil monetary damages, which could be trebled, and injunctive relief. In November 2007, the court dismissed the amended complaint. Plaintiffs appealed that order to the Ninth Circuit Court of Appeals. The plaintiffs’ appeal challenges the dismissal of their claims under the National Bank Act, the Depository Institutions Deregulation Act of 1980 and the California Unfair Competition Law, but not their antitrust conspiracy claims. In June 2009, the Ninth Circuit Court of Appeals stayed the matter pending the bankruptcy proceedings of one of the defendant financial institutions. On January 4, 2012, the Ninth Circuit Court of Appeals entered an additional order continuing the stay of the matter pending the bankruptcy proceedings.

In July 2010, the U.S. Court of Appeals for the Ninth Circuit reversed a dismissal entered in favor of the Bank in Rubio v. Capital One Bank, which was filed in the U.S. District Court for the Central District of California in 2007. The plaintiff in Rubio alleged in a putative class action that the Bank breached its contractual obligations and violated the Truth In Lending Act (the “TILA”) and California’s Unfair Competition Law (the “UCL”) when it raised interest rates on certain credit card accounts. The District Court granted the Bank’s motion to dismiss all claims as a matter of law prior to any discovery. On appeal, the Ninth Circuit reversed the District Court’s dismissal with respect to the TILA and UCL claims, remanding the case back to the District Court for further proceedings. The Ninth Circuit upheld the dismissal of the plaintiff's breach of contract claim, finding that the Bank was contractually allowed to increase interest rates. In September 2010, the Ninth Circuit denied the Bank’s Petition for Panel Rehearing and Rehearing En Banc. In January 2011, the Bank filed a writ of certiorari with the United States Supreme Court, seeking leave to appeal the Ninth Circuit’s ruling. On April 4, 2011, the United States Supreme Court denied the Bank’s writ of certiorari, and as a result, the Ninth Circuit remanded the case back to the District Court to begin discovery.

The Capital One Bank Credit Card Interest Rate Multi-district Litigation matter involves similar issues as Rubio. This multi-district litigation matter was created as a result of a June 2010 transfer order issued by the United States Judicial Panel on Multidistrict Litigation (“MDL”), which consolidated for pretrial proceedings in the U.S. District Court for the Northern District of Georgia two pending putative class actions against the Bank—Nancy Mancuso, et al. v. Capital One Bank (USA), N.A., et al., (E.D. Virginia); and Kevin S. Barker, et al. v. Capital One Bank (USA), N.A., (N.D. Georgia). A third action, Jennifer L. Kolkowski v. Capital One Bank (USA), N.A., (C.D. California) was subsequently transferred into the MDL. On August 2, 2010, the plaintiffs in the MDL filed a Consolidated Amended Complaint. The Consolidated Amended Complaint alleges in a putative class action that the Bank breached its contractual obligations, and violated the Truth in Lending Act, the California Consumers Legal Remedies Act, the California Unfair Competition Law, the California False Advertising Act, the New Jersey Consumer Fraud Act, and the Kansas Consumer Protection Act when it raised interest rates on certain credit card accounts. The MDL plaintiffs seek statutory damages, restitution, attorney’s fees and an injunction against future rate increases. Fact discovery is now closed. On August 8, 2011, the Bank filed a motion for summary judgment, which remains pending with the court.

In January 2010, the West Virginia Attorney General filed suit against the Bank and various affiliates in Mason County, West Virginia, challenging numerous credit card practices under the West Virginia Consumer Credit and Protection Act. The West Virginia Attorney General seeks injunctive relief, consumer refunds, statutory damages, disgorgement, and attorneys’ fees. The Bank removed the case to the U.S. District Court for the Southern District of West Virginia and filed a motion to dismiss the complaint. In July 2010, the U.S. District Court for the Southern District of West Virginia remanded the case back to Mason County Circuit Court and denied the motion to dismiss as moot. In August 2010, the Bank filed a motion to dismiss and a motion to stay discovery pending resolution of the motion to dismiss. In April 2011, the Court denied the motion to dismiss and scheduled a bench trial to begin on December 6, 2011. On July 20, 2011, the Bank removed the case again to the U.S. District Court for the Southern District of West Virginia. The plaintiff filed a motion to remand the matter to state court. On August 12, 2011, the district court issued an order remanding the matter back to Mason County Circuit Court. In January, 2012, the West Virginia Attorney General dismissed all claims with prejudice for post-2005 conduct as part of a settlement arrangement in which the Bank agreed to pay a non-material amount of money related to certain pre-2006 conduct.

In May 2010, the Corporation and the Bank were named as defendants in a putative class action named Steen v. Capital One Financial Corporation, et al., filed in the U.S. District Court for the Eastern District of Louisiana. Plaintiff challenges the Bank’s practices relating to fees for overdraft and non-sufficient funds fees on consumer checking accounts. Plaintiff alleges that the Bank’s methodology for posting transactions to customer accounts is designed to maximize the generation of overdraft fees, supporting claims for breach of contract, breach of the covenant of good faith and fair dealing, unconscionability, conversion, unjust enrichment and violations of state unfair trade practices laws. Plaintiff seeks a range of remedies, including restitution, disgorgement, injunctive relief, punitive damages and attorneys’ fees. In May, 2010, the case was transferred to the Southern District of Florida for coordinated pre-trial proceedings as part of a multi-district litigation (“Steen MDL”) involving numerous defendant banks, In re Checking Account Overdraft Litigation. In December 2010, plaintiffs filed an amended complaint against the Corporation and the Bank in the Steen MDL court. In January 2011, plaintiffs agreed to substitute Capital One, N.A. for the Corporation and the Bank as the defendant. The Steen MDL court has since approved the substitution and all claims against the Corporation and the Bank have been dismissed without prejudice.

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

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of the Bank, for itself and on behalf of its affiliate Capital One Services, LLC (“COSL”), First Data Resources, LLC and its affiliate REMITCO, LLC, TransCentra, Inc. (formerly Regulus Group, LLC), and The Bank of New York Mellon (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by each of Capital One Master Trust and Capital One Multi-asset Execution Trust. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of, and for the twelve month period ended, December 31, 2011, which Reports on Assessment are included as exhibits to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (1)	Not Applicable.

(a) (2)	Not Applicable.

(a) (3)	The exhibits required by Item 601 of regulation S-K are listed in the Exhibit Index.

(b)	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Limited Liability Company Agreement of Capital One Funding, LLC dated as of July 31, 2002 (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form S-3 Registration Statement (File Nos. 333-75276, 333-75276-01 and 333-75276-02) filed with the Securities and Exchange Commission on September 12, 2002).

3.2	First Amendment dated as of March 1, 2008 to the Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.1	Amended and Restated Receivables Purchase Agreement dated as of July 1, 2007 between Capital One Funding, LLC and Capital One Bank (USA), National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2007).

4.2	First Amendment dated as of March 1, 2008 to the Amended and Restated Receivables Purchase Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.3	Indenture for the Notes dated as of October 9, 2002, as amended and restated as of January 13, 2006 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2006).

4.4	First Amendment dated as of March 1, 2008 to the Indenture (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.5	Asset Pool Supplement for the Notes dated October 9, 2002 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2002).

4.6	First Amendment dated as of March 1, 2008 to the Asset Pool Supplement (incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.7	Card Series Indenture Supplement for the Notes dated as of October 9, 2002 (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2002).

4.8	First Amendment dated as of March 1, 2008 to the Card Series Indenture Supplement (incorporated by reference to Exhibit 4.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.9	Series 2002-CC Supplement to the Amended and Restated Pooling and Servicing Agreement dated as of October 9, 2002 relating to the COMT Collateral Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2002).

4.10	First Amendment dated as of March 1, 2008 to the Series 2002-CC Supplement (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.11	Amended and Restated Pooling and Servicing Agreement, dated as of September 30, 1993, and as amended and restated as of August 1, 2002, January 13, 2006 and July 1, 2007 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2007).

4.12	First Amendment dated as of March 1, 2008 to the Amended and Restated Pooling and Servicing Agreement (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.13	Second Amendment dated as of July 15, 2010 to the Amended and Restated Pooling and Servicing Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2010).

4.14	Defaulted Receivables Supplemental Servicing Agreement dated as of July 15, 2010 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2010).

4.15	Transfer and Assumption Agreement, dated as of November 22, 1994 by and among Signet Bank/Virginia, Capital One Bank (USA), National Association, as Assuming Entity, The Bank of New York, as Trustee and the other parties thereto (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 13, 1995).

4.16	Second Amended and Restated Trust Agreement dated as of January 13, 2006 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2006).

4.17	Transfer and Administration Agreement dated as of October 9, 2002 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by Capital One Funding, LLC on November 12, 2002).

4.18	First Amendment dated as of March 1, 2008 to the Transfer and Administration Agreement (incorporated by reference to Exhibit 4.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.19.1	Class C(2003-3) Terms Document dated as of September 23, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2003, which is incorporated herein by reference).

4.19.2	Class A(2004-1) Terms Document dated as of February 26, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2004, which is incorporated herein by reference).

4.19.3	Class C(2004-2) Terms Document dated as of March 5, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 11, 2004, which is incorporated herein by reference).

4.19.4	Class B(2004-3) Terms Document dated as of April 14, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 20, 2004, which is incorporated herein by reference).

4.19.5	Class A(2004-4) Terms Document dated as of June 10, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2004, which is incorporated herein by reference).

4.19.6	Class A(2004-5) Terms Document, dated as of June 10, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2004, which is incorporated herein by reference).

4.19.7	Class A(2004-7) Terms Document, dated as of September 9, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 13, 2004, which is incorporated herein by reference).

4.19.8	Class A(2004-8) Terms Document, dated as of November 10, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 22, 2004, which is incorporated herein by reference).

4.19.9	Supplemental Indenture with respect to additional Class A(2004-4) Notes, dated as of November 23, 2004 to Class A(2004-4) Terms Document, dated as of June 10, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 29, 2004, which is incorporated herein by reference).

4.19.10	Class B(2005-1) Terms Document, dated as of March 3, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 9, 2005, which is incorporated herein by reference).

4.19.11	Class A(2005-1) Terms Document, dated as of April 1, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 8, 2005, which is incorporated herein by reference).

4.19.12	Class A(2005-6) Terms Document dated as of July 28, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 29, 2005, which is incorporated herein by reference).

4.19.13	Class B(2005-3) Terms Document dated as of August 4, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2005, which is incorporated herein by reference).

4.19.14	Class A(2005-7) Terms Document dated as of August 18, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 19, 2005, which is incorporated herein by reference).

4.19.15	Class A(2005-9) Terms Document dated as of October 19, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2005, which is incorporated herein by reference).

4.19.16	Class A(2005-10) Terms Document dated as of November 15, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 16, 2005, which is incorporated herein by reference).

4.19.17	Class A(2006-1) Terms Document dated as of January 20, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 23, 2006, which is incorporated herein by reference).

4.19.18	Class A(2006-2) Terms Document dated as of February 3, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 10, 2006, which is incorporated herein by reference).

4.19.19	Omnibus Addendum dated as of February 10, 2006, to the various Terms Documents to the Indenture (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 13, 2006, which is incorporated herein by reference).

4.19.20	Class A(2006-3) Terms Document dated as of March 1, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 7, 2006, which is incorporated herein by reference).

4.19.21	Class A(2006-4) Terms Document dated as of March 8, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 15, 2006, which is incorporated herein by reference).

4.19.22	Class A(2006-5) Terms Document dated as of April 4, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 12, 2006, which is incorporated herein by reference).

4.19.23	Class B(2006-1) Terms Document dated as of April 6, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 14, 2006, which is incorporated herein by reference).

4.19.24	Class A(2006-6) Terms Document dated as of April 25, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 27, 2006, which is incorporated herein by reference).

4.19.25	Class C(2006-1) Terms Document dated as of May 17, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 24, 2006, which is incorporated herein by reference).

4.19.26	Class A(2006-7) Terms Document dated as of May 17, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 24, 2006, which is incorporated herein by reference).

4.19.27	Class A(2006-8) Terms Document dated as of June 30, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 6, 2006, which is incorporated herein by reference).

4.19.28	Class C(2006-2) Terms Document dated as of August 17, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 28, 2006, which is incorporated herein by reference).

4.19.29	Class A(2006-10) Terms Document dated as of August 25, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 28, 2006, which is incorporated herein by reference).

4.19.30	Class A(2006-11) Terms Document dated as of September 1, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 8, 2006, which is incorporated herein by reference).

4.19.31	Class A(2006-12) Terms Document dated as of October 5, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2006, which is incorporated herein by reference).

4.19.32	Class C(2006-3) Terms Document dated as of October 11, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2006, which is incorporated herein by reference).

4.19.33	Class A(2007-1) Terms Document dated as of January 26, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.19.34	Class B(2007-1) Terms Document dated as of January 26, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.19.35	Class C(2007-1) Terms Document dated as of January 26, 2007 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.19.36	Class C(2007-2) Terms Document dated as of January 26, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 9, 2007, which is incorporated herein by reference).

4.19.37	Class A(2007-2) Terms Document dated as of February 27, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 13, 2007, which is incorporated herein by reference).

4.19.38	Class A(2007-4) Terms Document dated as of May 23, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 31, 2007, which is incorporated herein by reference).

4.19.39	Class A(2007-5) Terms Document dated as of June 22, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 25, 2007, which is incorporated herein by reference).

4.19.40	Class A(2007-7) Terms Document dated as of September 28, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 28, 2007, which is incorporated herein by reference).

4.19.41	Class A(2007-8) Terms Document dated as of October 11, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2007, which is incorporated herein by reference).

4.19.42	Class C(2007-4) Terms Document dated as of October 29, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 30, 2007, which is incorporated herein by reference).

4.19.43	Class A(2008-3) Terms Document dated as of April 16, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 16, 2008, which is incorporated herein by reference).

4.19.44	Class A(2008-5) Terms Document dated as of May 12, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 13, 2008, which is incorporated herein by reference).

4.19.45	Class A(2008-6) Terms Document dated as of May 30, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 2, 2008, which is incorporated herein by reference).

4.19.46	Class A(2009-2) Terms Document dated as of June 16, 2009 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 17, 2009, which is incorporated herein by reference).

10.1	Services Agreement, dated as of November 8, 2004, between Capital One Services, LLC (formerly known as Capital One Services, Inc.) and First Data Resources, LLC (formerly known as First Data Resources, Inc.) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2005, as supplemented by the Current Report on Form 8-K/A (No. 1) filed with the Securities and Exchange Commission by Capital One Funding, LLC on December 21, 2005). Confidential Treatment has been requested for certain portions of the Services Agreement.

10.2	Form of Subservicing Agreement between Capital One Bank (USA), National Association and Capital One Services, LLC (formerly known as Capital One Services, Inc.) (incorporated by reference to Exhibit 10.2 to Form S-3 Registration Statement (File Nos. 333-130862, 333-130862-01 and 333-130862-02) filed with the Securities and Exchange Commission on January 4, 2006).

10.3	Services Agreement, dated as of March 16, 2006, between Capital One Bank (USA), National Association and Capital One, N.A. (formerly known as Hibernia National Bank) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006).

31.1	Certification of Capital One Funding, LLC pursuant to Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934.

33.1	Report on Assessment of Compliance with Servicing Criteria for Capital One Bank (USA), National Association, for itself and on behalf of its affiliate Capital One Services, LLC.

33.2	Report on Assessment of Compliance with Servicing Criteria for First Data Resources, LLC and REMITCO, LLC.

33.3	Report on Assessment of Compliance with Servicing Criteria for TransCentra, Inc.

33.4	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon.

34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to Capital One Bank (USA), National Association and its affiliate Capital One Services, LLC.

34.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to First Data Resources, LLC and REMITCO, LLC.

34.3	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to TransCentra, Inc.

34.4	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon.

35.1	Servicer Compliance Statement of Capital One Bank (USA), National Association.

35.2	Servicer Compliance Statement of Capital One Services, LLC.

35.3	Servicer Compliance Statement of Capital One, N.A.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Capital One Multi-asset Execution Trust

By: Capital One Funding, LLC, as Depositor

By:	/s/ Stephen Linehan
Name:	Stephen Linehan*
Title:	President

Date: March 30, 2012

* Stephen Linehan is the senior officer in charge of securitization of Capital One Funding, LLC.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Limited Liability Company Agreement of Capital One Funding, LLC dated as of July 31, 2002 (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form S-3 Registration Statement (File Nos. 333-75276, 333-75276-01 and 333-75276-02) filed with the Securities and Exchange Commission on September 12, 2002).

3.2	First Amendment dated as of March 1, 2008 to the Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.1	Amended and Restated Receivables Purchase Agreement dated as of July 1, 2007 between Capital One Funding, LLC and Capital One Bank (USA), National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2007).

4.2	First Amendment dated as of March 1, 2008 to the Amended and Restated Receivables Purchase Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.3	Indenture for the Notes dated as of October 9, 2002, as amended and restated as of January 13, 2006 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2006).

4.4	First Amendment dated as of March 1, 2008 to the Indenture (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.5	Asset Pool Supplement for the Notes dated October 9, 2002 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2002).

4.6	First Amendment dated as of March 1, 2008 to the Asset Pool Supplement (incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.7	Card Series Indenture Supplement for the Notes dated as of October 9, 2002 (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2002).

4.8	First Amendment dated as of March 1, 2008 to the Card Series Indenture Supplement (incorporated by reference to Exhibit 4.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.9	Series 2002-CC Supplement to the Amended and Restated Pooling and Servicing Agreement dated as of October 9, 2002 relating to the COMT Collateral Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2002).

4.10	First Amendment dated as of March 1, 2008 to the Series 2002-CC Supplement (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.11	Amended and Restated Pooling and Servicing Agreement, dated as of September 30, 1993, and as amended and restated as of August 1, 2002, January 13, 2006 and July 1, 2007 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2007).

4.12	First Amendment dated as of March 1, 2008 to the Amended and Restated Pooling and Servicing Agreement (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.13	Second Amendment dated as of July 15, 2010 to the Amended and Restated Pooling and Servicing Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2010).

4.14	Defaulted Receivables Supplemental Servicing Agreement dated as of July 15, 2010 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2010).

4.15	Transfer and Assumption Agreement, dated as of November 22, 1994 by and among Signet Bank/Virginia, Capital One Bank (USA), National Association, as Assuming Entity, The Bank of New York, as Trustee and the other parties thereto (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 13, 1995).

4.16	Second Amended and Restated Trust Agreement dated as of January 13, 2006 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2006).

4.17	Transfer and Administration Agreement dated as of October 9, 2002 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by Capital One Funding, LLC on November 12, 2002).

4.18	First Amendment dated as of March 1, 2008 to the Transfer and Administration Agreement (incorporated by reference to Exhibit 4.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.19.1	Class C(2003-3) Terms Document dated as of September 23, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2003, which is incorporated herein by reference).

4.19.2	Class A(2004-1) Terms Document dated as of February 26, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2004, which is incorporated herein by reference).

4.19.3	Class C(2004-2) Terms Document dated as of March 5, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 11, 2004, which is incorporated herein by reference).

4.19.4	Class B(2004-3) Terms Document dated as of April 14, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 20, 2004, which is incorporated herein by reference).

4.19.5	Class A(2004-4) Terms Document dated as of June 10, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2004, which is incorporated herein by reference).

4.19.6	Class A(2004-5) Terms Document, dated as of June 10, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2004, which is incorporated herein by reference).

4.19.7	Class A(2004-7) Terms Document, dated as of September 9, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 13, 2004, which is incorporated herein by reference).

4.19.8	Class A(2004-8) Terms Document, dated as of November 10, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 22, 2004, which is incorporated herein by reference).

4.19.9	Supplemental Indenture with respect to additional Class A(2004-4) Notes, dated as of November 23, 2004 to Class A(2004-4) Terms Document, dated as of June 10, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 29, 2004, which is incorporated herein by reference).

4.19.10	Class B(2005-1) Terms Document, dated as of March 3, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 9, 2005, which is incorporated herein by reference).

4.19.11	Class A(2005-1) Terms Document, dated as of April 1, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 8, 2005, which is incorporated herein by reference).

4.19.12	Class A(2005-6) Terms Document dated as of July 28, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 29, 2005, which is incorporated herein by reference).

4.19.13	Class B(2005-3) Terms Document dated as of August 4, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2005, which is incorporated herein by reference).

4.19.14	Class A(2005-7) Terms Document dated as of August 18, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 19, 2005, which is incorporated herein by reference).

4.19.15	Class A(2005-9) Terms Document dated as of October 19, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2005, which is incorporated herein by reference).

4.19.16	Class A(2005-10) Terms Document dated as of November 15, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 16, 2005, which is incorporated herein by reference).

4.19.17	Class A(2006-1) Terms Document dated as of January 20, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 23, 2006, which is incorporated herein by reference).

4.19.18	Class A(2006-2) Terms Document dated as of February 3, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 10, 2006, which is incorporated herein by reference).

4.19.19	Omnibus Addendum dated as of February 10, 2006, to the various Terms Documents to the Indenture (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 13, 2006, which is incorporated herein by reference).

4.19.20	Class A(2006-3) Terms Document dated as of March 1, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 7, 2006, which is incorporated herein by reference).

4.19.21	Class A(2006-4) Terms Document dated as of March 8, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 15, 2006, which is incorporated herein by reference).

4.19.22	Class A(2006-5) Terms Document dated as of April 4, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 12, 2006, which is incorporated herein by reference).

4.19.23	Class B(2006-1) Terms Document dated as of April 6, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 14, 2006, which is incorporated herein by reference).

4.19.24	Class A(2006-6) Terms Document dated as of April 25, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 27, 2006, which is incorporated herein by reference).

4.19.25	Class C(2006-1) Terms Document dated as of May 17, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 24, 2006, which is incorporated herein by reference).

4.19.26	Class A(2006-7) Terms Document dated as of May 17, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 24, 2006, which is incorporated herein by reference).

4.19.27	Class A(2006-8) Terms Document dated as of June 30, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 6, 2006, which is incorporated herein by reference).

4.19.28	Class C(2006-2) Terms Document dated as of August 17, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 28, 2006, which is incorporated herein by reference).

4.19.29	Class A(2006-10) Terms Document dated as of August 25, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 28, 2006, which is incorporated herein by reference).

4.19.30	Class A(2006-11) Terms Document dated as of September 1, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 8, 2006, which is incorporated herein by reference).

4.19.31	Class A(2006-12) Terms Document dated as of October 5, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2006, which is incorporated herein by reference).

4.19.32	Class C(2006-3) Terms Document dated as of October 11, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2006, which is incorporated herein by reference).

4.19.33	Class A(2007-1) Terms Document dated as of January 26, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.19.34	Class B(2007-1) Terms Document dated as of January 26, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.19.35	Class C(2007-1) Terms Document dated as of January 26, 2007 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.19.36	Class C(2007-2) Terms Document dated as of January 26, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 9, 2007, which is incorporated herein by reference).

4.19.37	Class A(2007-2) Terms Document dated as of February 27, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 13, 2007, which is incorporated herein by reference).

4.19.38	Class A(2007-4) Terms Document dated as of May 23, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 31, 2007, which is incorporated herein by reference).

4.19.39	Class A(2007-5) Terms Document dated as of June 22, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 25, 2007, which is incorporated herein by reference).

4.19.40	Class A(2007-7) Terms Document dated as of September 28, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 28, 2007, which is incorporated herein by reference).

4.19.41	Class A(2007-8) Terms Document dated as of October 11, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2007, which is incorporated herein by reference).

4.19.42	Class C(2007-4) Terms Document dated as of October 29, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 30, 2007, which is incorporated herein by reference).

4.19.43	Class A(2008-3) Terms Document dated as of April 16, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 16, 2008, which is incorporated herein by reference).

4.19.44	Class A(2008-5) Terms Document dated as of May 12, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 13, 2008, which is incorporated herein by reference).

4.19.45	Class A(2008-6) Terms Document dated as of May 30, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 2, 2008, which is incorporated herein by reference).

4.19.46	Class A(2009-2) Terms Document dated as of June 16, 2009 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 17, 2009, which is incorporated herein by reference).

10.1	Services Agreement, dated as of November 8, 2004, between Capital One Services, LLC (formerly known as Capital One Services, Inc.) and First Data Resources, LLC (formerly known as First Data Resources, Inc.) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2005, as supplemented by the Current Report on Form 8-K/A (No. 1) filed with the Securities and Exchange Commission by Capital One Funding, LLC on December 21, 2005). Confidential Treatment has been requested for certain portions of the Services Agreement.

10.2	Form of Subservicing Agreement between Capital One Bank (USA), National Association and Capital One Services, LLC (formerly known as Capital One Services, Inc.) (incorporated by reference to Exhibit 10.2 to Form S-3 Registration Statement (File Nos. 333-130862, 333-130862-01 and 333-130862-02) filed with the Securities and Exchange Commission on January 4, 2006).

10.3	Services Agreement, dated as of March 16, 2006, between Capital One Bank (USA), National Association and Capital One, N.A. (formerly known as Hibernia National Bank) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006).

31.1	Certification of Capital One Funding, LLC pursuant to Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934.

33.1	Report on Assessment of Compliance with Servicing Criteria for Capital One Bank (USA), National Association, for itself and on behalf of its affiliate Capital One Services, LLC.

33.2	Report on Assessment of Compliance with Servicing Criteria for First Data Resources, LLC and REMITCO, LLC.

33.3	Report on Assessment of Compliance with Servicing Criteria for TransCentra, Inc.

33.4	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon.

34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to Capital One Bank (USA), National Association and its affiliate Capital One Services, LLC.

34.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to First Data Resources, LLC and REMITCO, LLC.

34.3	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to TransCentra, Inc.

34.4	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon.

35.1	Servicer Compliance Statement of Capital One Bank (USA), National Association.

35.2	Servicer Compliance Statement of Capital One Services, LLC.

35.3	Servicer Compliance Statement of Capital One, N.A.