Form 10-K
period 2012-12-31
CAPITAL ONE MULTI ASSET EXECUTION TRUST
filed 2013-03-29
CIK 1163321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Transition period from                      to                     .

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

CAPITAL ONE FUNDING, LLC

(Exact Name of Depositor as Specified in Its Charter)

CAPITAL ONE BANK (USA), NATIONAL ASSOCIATION

(Exact Name of Sponsor as Specified in Its Charter)

Delaware	New York
(State or Other Jurisdiction of Incorporation or Organization of the Issuing Entity)	(State or Other Jurisdiction of Incorporation or Organization of the Issuing Entity)

c/o Capital One Funding, LLC 140 East Shore Drive Room 1071-B Glen Allen, VA 23059	c/o Capital One Funding, LLC 140 East Shore Drive Room 1071-B Glen Allen, VA 23059
(Address of Principal Executive Offices of Issuing Entity)	(Address of Principal Executive Offices of Issuing Entity)

(804) 290-6959	(804) 290-6959
(Registrant’s telephone number, including area code)	(Registrant’s telephone number, including area code)

Not Applicable	Not Applicable
(I.R.S. Employer Identification No.)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No [Rule 405 of Regulation S-T is not applicable.]

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

Item 1B. Unresolved Staff Comments.

Not Applicable.

Item 4. Mine Safety Disclosures.

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

On April 12, 2012, the Attorney General (“AG”) of Hawaii filed a lawsuit in the First Circuit of the Hawaii Circuit Court against Capital One Bank (USA), National Association (the “Bank”) and Capital One Services, LLC (the “Hawaii AG Litigation”). The case is one of several similar lawsuits filed against various banks challenging the marketing and sale of payment protection and credit monitoring products. On June 28, 2012, the Attorney General of Mississippi filed substantially similar suits (the “Mississippi AG Litigation”) against the Bank and several other banks. The state attorney general complaints allege that the Bank enrolls customers in such programs without their consent and that the Bank enrolls customers in such programs even in circumstances in which the customer is not eligible to receive benefits for the product in question. Both suits allege violations of its state Unfair and Deceptive Practices Act and unjust enrichment. The remedies sought in the lawsuits include an injunction prohibiting Capital One Financial Corporation (the “Corporation”) from engaging in the alleged violations, restitution for all persons allegedly injured by the complained of practices, civil penalties and costs. On May 18, 2012, the Bank removed the Hawaii AG Litigation to U.S. District Court for the District of Hawaii. On November 30, 2012 the court denied the Hawaii AG’s motion to remand. On August 10, 2012 the Bank removed the Mississippi AG Litigation to U.S. District Court for the Southern District of Mississippi. The parties have completed briefing the Mississippi AG’s motion to remand. Relatedly, the Bank has provided information to the Attorney General of Missouri as part of an industry-wide informal inquiry initiated in August 2011, relating to the marketing of payment protection products.

In 2007, a number of individual plaintiffs, each purporting to represent a class of cardholders, filed antitrust lawsuits in the U.S. District Court for the Northern District of California against several issuing banks, including the Corporation. These lawsuits allege, among other things, that the defendants conspired to fix the level of late fees and over-limit fees charged to cardholders, and that these fees are excessive. In May 2007, the cases were consolidated for all purposes and a consolidated amended complaint was filed alleging violations of federal statutes and state law. The amended complaint requests civil monetary damages, which could be trebled, and injunctive relief. In November 2007, the court dismissed the amended complaint. Plaintiffs appealed that order to the U.S. Court of Appeals for the Ninth Circuit (the “Ninth Circuit”). The plaintiffs’ appeal challenges the dismissal of their claims under the National Bank Act, the Depository Institutions Deregulation Act of 1980 and the California Unfair Competition Law, but not their antitrust conspiracy claims. In June 2009, the Ninth Circuit stayed the matter pending the bankruptcy proceedings of one of the defendant financial institutions. After numerous stays, on August 29, 2012, the Ninth Circuit entered an order lifting the stay. Briefing of the appeal is complete, and an oral argument was held February 11, 2013.

In 2005, a number of entities, each purporting to represent a class of retail merchants, filed antitrust lawsuits (the “Interchange Lawsuits”) against Visa U.S.A., Inc. (“Visa”) and MasterCard International (“MasterCard”) and several member banks, including the Corporation and its subsidiaries, including the Bank, alleging among other things, that the defendants conspired to fix the level of interchange fees. The complaints seek injunctive relief and civil monetary damages, which could be trebled. Separately, a number of large merchants have asserted similar claims against Visa and MasterCard only. In October 2005, the class and merchant Interchange Lawsuits were consolidated before the U.S. District Court for the Eastern District of New York for certain purposes, including discovery. On July 13, 2012, the parties executed and filed with the court a Memorandum of Understanding agreeing to resolve the litigation on certain terms set forth in a settlement agreement attached to the Memorandum. This agreement is contingent on preliminary and final court approval of the class settlement. In November 2012, the court granted preliminary approval of the class settlement.

The defendant banks are members of Visa. As a member, the Bank has indemnification obligations to Visa with respect to final judgments and settlements of certain litigation against Visa. In the first quarter of 2008, Visa completed an IPO of its stock. With a portion of the IPO proceeds, Visa established an escrow account for the benefit of member banks to fund certain litigation settlements and claims, including the Interchange Lawsuits. As a result, in the first quarter of 2008, the Corporation reduced its Visa-related indemnification liabilities of $91 million. The Corporation made an election in accordance with the accounting guidance for fair value option for financial assets and liabilities on the indemnification guarantee to Visa, and the fair value of the guarantee at December 31, 2012 was zero. In January 2011, the Corporation entered into a MasterCard Settlement and Judgment Sharing Agreement, along with other defendant banks, which apportions any costs and liabilities of any judgment or settlement arising from the Interchange Lawsuits.

In July 2010, the Ninth Circuit reversed a dismissal entered in favor of the Bank in Rubio v. Capital One Bank, which was filed in the U.S. District Court for the Central District of California in 2007. The plaintiff in Rubio alleged in a putative class action that the Bank breached its contractual obligations and violated the Truth In Lending Act (the “TILA”) and the California Unfair Competition Law (the “UCL”) when it raised interest rates on certain credit card accounts. In May 2012, the parties agreed to a California only settlement for a non material amount, and the Court stayed the case for all purposes except for approval of the settlement. On November 29, 2012, the court granted preliminary court approval of the class settlement and set a hearing on final approval of the class settlement for April 1, 2013.

The Capital One Bank Credit Card Interest Rate Multidistrict Litigation matter was created as a result of a June 2010 transfer order issued by the United States Judicial Panel on Multidistrict Litigation (“MDL”), which consolidated for pretrial proceedings in the U.S. District Court for the Northern District of Georgia two pending putative class actions against the Bank—Nancy Mancuso, et al. v. Capital One Bank (USA), N.A., et al., (E.D. Virginia); and Kevin S. Barker, et al. v. Capital One Bank (USA), N.A., (N.D. Georgia). A third action, Jennifer L. Kolkowski v. Capital One Bank (USA), N.A., (C.D. California) was subsequently transferred into the MDL. On August 2, 2010, the plaintiffs in the MDL filed a Consolidated Amended Complaint. The Consolidated Amended Complaint alleges in a putative class action that the Bank breached its contractual obligations, and violated the TILA, the California Consumers Legal Remedies Act, the UCL, the California False Advertising Act, the New Jersey Consumer Fraud Act, and the Kansas Consumer Protection Act when it raised interest rates on certain credit card accounts. The MDL plaintiffs seek statutory damages, restitution, attorney’s fees and an injunction against future rate increases. On August 8, 2011, the Bank filed a motion for summary judgment, which remains pending with the court.

Given the inherent uncertainties involved in these matters and the very large or indeterminate damages sought in some of these matters, there is significant uncertainty as to the ultimate liability we may incur from these litigation matters. An adverse outcome in one or more of these matters could be material to the results of operations or cash flows for any particular reporting period.

In addition, the Corporation and its subsidiary banks (including the Bank) are commonly subject to various pending and threatened legal actions relating to the conduct of their normal business activities. In the opinion of management, the ultimate aggregate liability, if any, arising out of all such other pending or threatened legal actions will not be material to the issuing entity’s investors.

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

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of the Bank, for itself and on behalf of its affiliate Capital One Services, LLC (“COSL”), First Data Resources, LLC and its affiliate REMITCO, LLC, TransCentra, Inc., and The Bank of New York Mellon (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by each of Capital One Master Trust and Capital One Multi-asset Execution Trust. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of, and for the twelve month period ended, December 31, 2012, which Reports on Assessment are included as exhibits to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

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

Except as discussed below, no Report on Assessment or related Attestation Report has identified (i) any material instance of noncompliance with the servicing criteria identified in such Report on Assessment as applicable to the related Servicing Participant or (ii) any material deficiency in such Servicing Participant’s policies and procedures to monitor vendor compliance.

Exceptions

The Bank of New York Mellon: The Bank of New York Mellon’s Report on Assessment as of, and for the twelve months ended, December 31, 2012 and the related Attestation Report prepared by KPMG LLP have identified material noncompliance with two servicing criteria applicable to The Bank of New York Mellon:

•

Servicing criterion 1122(d)(3)(i) contemplates that reports to investors, including those to be filed with the Securities and Exchange Commission (the “SEC”), are maintained in accordance with the transaction agreements and applicable SEC requirements. Specifically, such reports: (B) Provide information calculated in accordance with the terms specified in the transaction agreements.

Noncompliance: The Bank of New York Mellon indicates that during the reporting period, certain reports to investors contained information that was not calculated in accordance with the terms specified in the transaction agreements.

Remediation: The Bank of New York Mellon further indicates that when its management becomes aware that changes to information contained in investor reports are necessary, the applicable investor reports are revised to reflect payment adjustments made and are maintained in accordance with the terms specified in the transaction agreements.

•

Servicing criterion 1122(d)(3)(ii) contemplates that amounts due to investors are allocated and remitted in accordance with time frames, distribution priority and other terms set forth in the transaction agreements.

Noncompliance: The Bank of New York Mellon indicates that, with respect to certain remittances during the reporting period, amounts due to investors were not allocated and remitted in accordance with the distribution priority and other terms set forth in the transaction agreements.

Remediation: The Bank of New York Mellon further indicates that when its management becomes aware that such changes are necessary, the applicable payments are adjusted and revisions are made to ensure that future payments will be allocated and remitted in accordance with the distribution priority and other terms set forth in the transaction agreements.

The Bank of New York Mellon has also advised us that neither of the identified instances of noncompliance involved the servicing of pool assets held by either the issuing entity or by Capital One Master Trust.

We have not independently verified the accuracy of The Bank of New York Mellon’s assertions or the adequacy of its remediation efforts.

Platform-Level Reports

Regulations of the SEC require that each Servicing Participant complete a Report on Assessment at a “platform” level, meaning that the transactions covered by the Report on Assessment should include all asset-backed securities transactions involving such Servicing Participant that are backed by the same asset type. Further guidance from the SEC staff identifies additional parameters which a Servicing Participant may apply to define and further limit its platform. For example, a Servicing Participant may define its platform to include only transactions that were completed on or after January 1, 2006 and that were registered with the SEC pursuant to the Securities Act of 1933. Each Servicing Participant is responsible for defining its own platform, and each platform will naturally differ based on various factors, including the Servicing Participant’s business model, the transactions in which it is involved and the range of activities performed in those transactions.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Not Applicable.

(a)(2)	Not Applicable.

(a)(3)	The exhibits required by Item 601 of regulation S-K are listed in the Exhibit Index.

(b)	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Limited Liability Company Agreement of Capital One Funding, LLC dated as of July 31, 2002 (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form S-3 Registration Statement (File Nos. 333-75276, 333-75276-01 and 333-75276-02) filed with the Securities and Exchange Commission on September 12, 2002).

3.2	First Amendment dated as of March 1, 2008 to the Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.1	Amended and Restated Receivables Purchase Agreement dated as of July 1, 2007 between Capital One Funding, LLC and Capital One Bank (USA), National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2007).

4.2	First Amendment dated as of March 1, 2008 to the Amended and Restated Receivables Purchase Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.3	Indenture for the Notes dated as of October 9, 2002, as amended and restated as of January 13, 2006 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2006).

4.4	First Amendment dated as of March 1, 2008 to the Indenture (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.5	Asset Pool Supplement for the Notes dated October 9, 2002 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2002).

4.6	First Amendment dated as of March 1, 2008 to the Asset Pool Supplement (incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.7	Card Series Indenture Supplement for the Notes dated as of October 9, 2002 (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2002).

4.8	First Amendment dated as of March 1, 2008 to the Card Series Indenture Supplement (incorporated by reference to Exhibit 4.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.9	Series 2002-CC Supplement to the Amended and Restated Pooling and Servicing Agreement dated as of October 9, 2002 relating to the COMT Collateral Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2002).

4.10	First Amendment dated as of March 1, 2008 to the Series 2002-CC Supplement (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.11	Amended and Restated Pooling and Servicing Agreement, dated as of September 30, 1993, and as amended and restated as of August 1, 2002, January 13, 2006 and July 1, 2007 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2007).

4.12	First Amendment dated as of March 1, 2008 to the Amended and Restated Pooling and Servicing Agreement (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.13	Second Amendment dated as of July 15, 2010 to the Amended and Restated Pooling and Servicing Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2010).

4.14	Defaulted Receivables Supplemental Servicing Agreement dated as of July 15, 2010 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2010).

4.15	Transfer and Assumption Agreement, dated as of November 22, 1994 by and among Signet Bank/Virginia, Capital One Bank (USA), National Association, as Assuming Entity, The Bank of New York, as Trustee and the other parties thereto (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 13, 1995).

4.16	Second Amended and Restated Trust Agreement dated as of January 13, 2006 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2006).

4.17	Transfer and Administration Agreement dated as of October 9, 2002 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by Capital One Funding, LLC on November 12, 2002).

4.18	First Amendment dated as of March 1, 2008 to the Transfer and Administration Agreement (incorporated by reference to Exhibit 4.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.19.1	Class C(2003-3) Terms Document dated as of September 23, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2003, which is incorporated herein by reference).

4.19.2	Class A(2004-1) Terms Document dated as of February 26, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2004, which is incorporated herein by reference).

4.19.3	Class C(2004-2) Terms Document dated as of March 5, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 11, 2004, which is incorporated herein by reference).

4.19.4	Class B(2004-3) Terms Document dated as of April 14, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 20, 2004, which is incorporated herein by reference).

4.19.5	Class A(2004-4) Terms Document dated as of June 10, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2004, which is incorporated herein by reference).

4.19.6	Supplemental Indenture with respect to additional Class A(2004-4) Notes, dated as of November 23, 2004 to Class A(2004-4) Terms Document, dated as of June 10, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 29, 2004, which is incorporated herein by reference).

4.19.7	Class B(2005-1) Terms Document, dated as of March 3, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 9, 2005, which is incorporated herein by reference).

4.19.8	Class A(2005-1) Terms Document, dated as of April 1, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 8, 2005, which is incorporated herein by reference).

4.19.9	Class A(2005-6) Terms Document dated as of July 28, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 29, 2005, which is incorporated herein by reference).

4.19.10	Class B(2005-3) Terms Document dated as of August 4, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2005, which is incorporated herein by reference).

4.19.11	Class A(2005-7) Terms Document dated as of August 18, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 19, 2005, which is incorporated herein by reference).

4.19.12	Class A(2005-9) Terms Document dated as of October 19, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2005, which is incorporated herein by reference).

4.19.13	Class A(2005-10) Terms Document dated as of November 15, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 16, 2005, which is incorporated herein by reference).

4.19.14	Class A(2006-1) Terms Document dated as of January 20, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 23, 2006, which is incorporated herein by reference).

4.19.15	Omnibus Addendum dated as of February 10, 2006, to the various Terms Documents to the Indenture (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 13, 2006, which is incorporated herein by reference).

4.19.16	Class A(2006-3) Terms Document dated as of March 1, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 7, 2006, which is incorporated herein by reference).

4.19.17	Class A(2006-5) Terms Document dated as of April 4, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 12, 2006, which is incorporated herein by reference).

4.19.18	Class B(2006-1) Terms Document dated as of April 6, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 14, 2006, which is incorporated herein by reference).

4.19.19	Class A(2006-8) Terms Document dated as of June 30, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 6, 2006, which is incorporated herein by reference).

4.19.20	Class A(2006-11) Terms Document dated as of September 1, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 8, 2006, which is incorporated herein by reference).

4.19.21	Class A(2006-12) Terms Document dated as of October 5, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2006, which is incorporated herein by reference).

4.19.22	Class A(2007-1) Terms Document dated as of January 26, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.19.23	Class B(2007-1) Terms Document dated as of January 26, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.19.24	Class C(2007-1) Terms Document dated as of January 26, 2007 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.19.25	Class C(2007-2) Terms Document dated as of January 26, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 9, 2007, which is incorporated herein by reference).

4.19.26	Class A(2007-2) Terms Document dated as of February 27, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 13, 2007, which is incorporated herein by reference).

4.19.27	Class A(2007-4) Terms Document dated as of May 23, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 31, 2007, which is incorporated herein by reference).

4.19.28	Class A(2007-5) Terms Document dated as of June 22, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 25, 2007, which is incorporated herein by reference).

4.19.29	Class A(2007-7) Terms Document dated as of September 28, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 28, 2007, which is incorporated herein by reference).

4.19.30	Class A(2007-8) Terms Document dated as of October 11, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2007, which is incorporated herein by reference).

4.19.31	Class C(2007-4) Terms Document dated as of October 29, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 30, 2007, which is incorporated herein by reference).

4.19.32	Class A(2008-3) Terms Document dated as of April 16, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 16, 2008, which is incorporated herein by reference).

4.19.33	Class A(2013-1) Terms Document dated as of February 1, 2013 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 1, 2013, which is incorporated herein by reference).

10.1	Services Agreement, dated as of November 8, 2004, between Capital One Services, LLC (formerly known as Capital One Services, Inc.) and First Data Resources, LLC (formerly known as First Data Resources, Inc.) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2005, as supplemented by the Current Report on Form 8-K/A (No. 1) filed with the Securities and Exchange Commission by Capital One Funding, LLC on December 21, 2005). Confidential Treatment has been requested for certain portions of the Services Agreement.

10.2	Form of Subservicing Agreement between Capital One Bank (USA), National Association and Capital One Services, LLC (formerly known as Capital One Services, Inc.) (incorporated by reference to Exhibit 10.2 to Form S-3 Registration Statement (File Nos. 333-130862, 333-130862-01 and 333-130862-02) filed with the Securities and Exchange Commission on January 4, 2006).

10.3	Services Agreement, dated as of March 16, 2006, between Capital One Bank (USA), National Association and Capital One, N.A. (formerly known as Hibernia National Bank) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006).

31.1	Certification of Capital One Funding, LLC pursuant to Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934.

33.1	Report on Assessment of Compliance with Servicing Criteria for Capital One Bank (USA), National Association, for itself and on behalf of its affiliate Capital One Services, LLC.

33.2	Report on Assessment of Compliance with Servicing Criteria for First Data Resources, LLC and REMITCO, LLC.

33.3	Report on Assessment of Compliance with Servicing Criteria for TransCentra, Inc.

33.4	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon.

34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to Capital One Bank (USA), National Association and its affiliate Capital One Services, LLC.

34.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to First Data Resources, LLC and REMITCO, LLC.

34.3	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to TransCentra, Inc.

34.4	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon.

35.1	Servicer Compliance Statement of Capital One Bank (USA), National Association.

35.2	Servicer Compliance Statement of Capital One Services, LLC.

35.3	Servicer Compliance Statement of Capital One, N.A.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Capital One Multi-asset Execution Trust

By:	Capital One Funding, LLC, as Depositor

	By:	/s/ Stephen Linehan
	Name:	Stephen Linehan*
	Title:	President

Date: March 29, 2013

* Stephen Linehan is the senior officer in charge of securitization of Capital One Funding, LLC.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Limited Liability Company Agreement of Capital One Funding, LLC dated as of July 31, 2002 (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form S-3 Registration Statement (File Nos. 333-75276, 333-75276-01 and 333-75276-02) filed with the Securities and Exchange Commission on September 12, 2002).

3.2	First Amendment dated as of March 1, 2008 to the Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.1	Amended and Restated Receivables Purchase Agreement dated as of July 1, 2007 between Capital One Funding, LLC and Capital One Bank (USA), National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2007).

4.2	First Amendment dated as of March 1, 2008 to the Amended and Restated Receivables Purchase Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.3	Indenture for the Notes dated as of October 9, 2002, as amended and restated as of January 13, 2006 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2006).

4.4	First Amendment dated as of March 1, 2008 to the Indenture (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.5	Asset Pool Supplement for the Notes dated October 9, 2002 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2002).

4.6	First Amendment dated as of March 1, 2008 to the Asset Pool Supplement (incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.7	Card Series Indenture Supplement for the Notes dated as of October 9, 2002 (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2002).

4.8	First Amendment dated as of March 1, 2008 to the Card Series Indenture Supplement (incorporated by reference to Exhibit 4.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.9	Series 2002-CC Supplement to the Amended and Restated Pooling and Servicing Agreement dated as of October 9, 2002 relating to the COMT Collateral Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2002).

4.10	First Amendment dated as of March 1, 2008 to the Series 2002-CC Supplement (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.11	Amended and Restated Pooling and Servicing Agreement, dated as of September 30, 1993, and as amended and restated as of August 1, 2002, January 13, 2006 and July 1, 2007 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2007).

4.12	First Amendment dated as of March 1, 2008 to the Amended and Restated Pooling and Servicing Agreement (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.13	Second Amendment dated as of July 15, 2010 to the Amended and Restated Pooling and Servicing Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2010).

4.14	Defaulted Receivables Supplemental Servicing Agreement dated as of July 15, 2010 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2010).

4.15	Transfer and Assumption Agreement, dated as of November 22, 1994 by and among Signet Bank/Virginia, Capital One Bank (USA), National Association, as Assuming Entity, The Bank of New York, as Trustee and the other parties thereto (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 13, 1995).

4.16	Second Amended and Restated Trust Agreement dated as of January 13, 2006 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2006).

4.17	Transfer and Administration Agreement dated as of October 9, 2002 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by Capital One Funding, LLC on November 12, 2002).

4.18	First Amendment dated as of March 1, 2008 to the Transfer and Administration Agreement (incorporated by reference to Exhibit 4.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.19.1	Class C(2003-3) Terms Document dated as of September 23, 2003 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 1, 2003, which is incorporated herein by reference).

4.19.2	Class A(2004-1) Terms Document dated as of February 26, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2004, which is incorporated herein by reference).

4.19.3	Class C(2004-2) Terms Document dated as of March 5, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 11, 2004, which is incorporated herein by reference).

4.19.4	Class B(2004-3) Terms Document dated as of April 14, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 20, 2004, which is incorporated herein by reference).

4.19.5	Class A(2004-4) Terms Document dated as of June 10, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2004, which is incorporated herein by reference).

4.19.6	Supplemental Indenture with respect to additional Class A(2004-4) Notes, dated as of November 23, 2004 to Class A(2004-4) Terms Document, dated as of June 10, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 29, 2004, which is incorporated herein by reference).

4.19.7	Class B(2005-1) Terms Document, dated as of March 3, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 9, 2005, which is incorporated herein by reference).

4.19.8	Class A(2005-1) Terms Document, dated as of April 1, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 8, 2005, which is incorporated herein by reference).

4.19.9	Class A(2005-6) Terms Document dated as of July 28, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 29, 2005, which is incorporated herein by reference).

4.19.10	Class B(2005-3) Terms Document dated as of August 4, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2005, which is incorporated herein by reference).

4.19.11	Class A(2005-7) Terms Document dated as of August 18, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 19, 2005, which is incorporated herein by reference).

4.19.12	Class A(2005-9) Terms Document dated as of October 19, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2005, which is incorporated herein by reference).

4.19.13	Class A(2005-10) Terms Document dated as of November 15, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 16, 2005, which is incorporated herein by reference).

4.19.14	Class A(2006-1) Terms Document dated as of January 20, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 23, 2006, which is incorporated herein by reference).

4.19.15	Omnibus Addendum dated as of February 10, 2006, to the various Terms Documents to the Indenture (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 13, 2006, which is incorporated herein by reference).

4.19.16	Class A(2006-3) Terms Document dated as of March 1, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 7, 2006, which is incorporated herein by reference).

4.19.17	Class A(2006-5) Terms Document dated as of April 4, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 12, 2006, which is incorporated herein by reference).

4.19.18	Class B(2006-1) Terms Document dated as of April 6, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 14, 2006, which is incorporated herein by reference).

4.19.19	Class A(2006-8) Terms Document dated as of June 30, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on July 6, 2006, which is incorporated herein by reference).

4.19.20	Class A(2006-11) Terms Document dated as of September 1, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 8, 2006, which is incorporated herein by reference).

4.19.21	Class A(2006-12) Terms Document dated as of October 5, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 16, 2006, which is incorporated herein by reference).

4.19.22	Class A(2007-1) Terms Document dated as of January 26, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.19.23	Class B(2007-1) Terms Document dated as of January 26, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.19.24	Class C(2007-1) Terms Document dated as of January 26, 2007 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.19.25	Class C(2007-2) Terms Document dated as of January 26, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 9, 2007, which is incorporated herein by reference).

4.19.26	Class A(2007-2) Terms Document dated as of February 27, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 13, 2007, which is incorporated herein by reference).

4.19.27	Class A(2007-4) Terms Document dated as of May 23, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 31, 2007, which is incorporated herein by reference).

4.19.28	Class A(2007-5) Terms Document dated as of June 22, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 25, 2007, which is incorporated herein by reference).

4.19.29	Class A(2007-7) Terms Document dated as of September 28, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 28, 2007, which is incorporated herein by reference).

4.19.301	Class A(2007-8) Terms Document dated as of October 11, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2007, which is incorporated herein by reference).

4.19.31	Class C(2007-4) Terms Document dated as of October 29, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 30, 2007, which is incorporated herein by reference).

4.19.32	Class A(2008-3) Terms Document dated as of April 16, 2008 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 16, 2008, which is incorporated herein by reference).

4.19.33	Class A(2013-1) Terms Document dated as of February 1, 2013 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 1, 2013, which is incorporated herein by reference).

10.1	Services Agreement, dated as of November 8, 2004, between Capital One Services, LLC (formerly known as Capital One Services, Inc.) and First Data Resources, LLC (formerly known as First Data Resources, Inc.) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 2005, as supplemented by the Current Report on Form 8-K/A (No. 1) filed with the Securities and Exchange Commission by Capital One Funding, LLC on December 21, 2005). Confidential Treatment has been requested for certain portions of the Services Agreement.

10.2	Form of Subservicing Agreement between Capital One Bank (USA), National Association and Capital One Services, LLC (formerly known as Capital One Services, Inc.) (incorporated by reference to Exhibit 10.2 to Form S-3 Registration Statement (File Nos. 333-130862, 333-130862-01 and 333-130862-02) filed with the Securities and Exchange Commission on January 4, 2006).

10.3	Services Agreement, dated as of March 16, 2006, between Capital One Bank (USA), National Association and Capital One, N.A. (formerly known as Hibernia National Bank) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006).

31.1	Certification of Capital One Funding, LLC pursuant to Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934.

33.1	Report on Assessment of Compliance with Servicing Criteria for Capital One Bank (USA), National Association, for itself and on behalf of its affiliate Capital One Services, LLC.

33.2	Report on Assessment of Compliance with Servicing Criteria for First Data Resources, LLC and REMITCO, LLC.

33.3	Report on Assessment of Compliance with Servicing Criteria for TransCentra, Inc.

33.4	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon.

34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to Capital One Bank (USA), National Association and its affiliate Capital One Services, LLC.

34.2	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to First Data Resources, LLC and REMITCO, LLC.

34.3	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to TransCentra, Inc.

34.4	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon.

35.1	Servicer Compliance Statement of Capital One Bank (USA), National Association.

35.2	Servicer Compliance Statement of Capital One Services, LLC.

35.3	Servicer Compliance Statement of Capital One, N.A.