Form 10-K
period 2014-12-31
CAPITAL ONE MULTI ASSET EXECUTION TRUST
filed 2015-03-27
CIK 1163321

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

Item 1112(b) of Regulation AB: Significant Obligors of Pool Assets (Financial Information).

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

In April 2012, the Attorney General of Hawaii filed a lawsuit in First Circuit Court in Hawaii against Capital One Bank (USA), National Association (the “Bank”) and Capital One Services, LLC (“COSL”). The case is one of several similar lawsuits filed by the Attorney General of Hawaii against various banks challenging the marketing and sale of payment protection and credit monitoring products. In June 2012, the Attorney General of Mississippi filed substantially similar suits against the Bank and several other banks. In April 2013, the Attorney General of New Mexico also filed substantially similar suits against the Bank and several other banks. All three state attorney general complaints allege that the Bank enrolls customers in such programs without their consent and that the Bank enrolls customers in such programs in circumstances in which the customer is not eligible to receive benefits for the product in question. All suits allege unjust enrichment and violation of Unfair and Deceptive Practices Act statutes. The remedies sought in the lawsuits included an injunction prohibiting the Bank from engaging in the alleged violations, restitution for all persons allegedly injured by the complained of practices, civil penalties and costs. All three cases have been settled between the parties and dismissed by the courts.

Relatedly, the Bank has provided information to the Attorney General of Missouri as part of an industry-wide informal inquiry initiated in August 2011, relating to the marketing of payment protection products. The Bank and the Attorney General of Missouri resolved the inquiry, and the court in Missouri entered a joint final judgment order in October 2014.

In 2005, a number of entities, each purporting to represent a class of retail merchants, filed antitrust lawsuits (the “Interchange Lawsuits”) against Visa U.S.A., Inc. (“Visa”) and MasterCard International (“MasterCard”) and several member banks, including Capital One Financial Corporation (the “Corporation”) and its subsidiaries, including the Bank, alleging among other things, that the defendants conspired to fix the level of interchange fees. The complaints seek injunctive relief and civil monetary damages, which could be trebled. Separately, a number of large merchants have asserted similar claims against Visa and MasterCard only. In October 2005, the class and merchant Interchange Lawsuits were consolidated before the U.S. District Court for the Eastern District of New York for certain purposes, including discovery. In July 2012, the parties executed and filed with the court a Memorandum of Understanding agreeing to resolve the litigation on certain terms set forth in a settlement agreement attached to the Memorandum. The class settlement provides for, among other things, (i) payments by defendants to the class and individual plaintiffs totaling approximately $6.6 billion; (ii) a distribution to the class merchants of an amount equal to 10 basis points of certain interchange transactions for a period of eight months; and (iii) modifications to certain Visa and MasterCard rules regarding point of sale practices. This agreement is contingent on final court approval of the class settlement. In November 2012, the court granted preliminary approval of the class settlement. In December 2013, the court granted final approval of the proposed class settlement, which was appealed to the Second Circuit Court of Appeals in January 2014. Several merchant plaintiffs have also opted out of the class settlement, some of which have sued MasterCard, Visa and various member banks, including the Bank. Relatedly, in December 2013, individual consumer plaintiffs also filed a proposed national class action against a number of banks, including the Bank, alleging that because the banks conspired to fix interchange fees, consumers were forced to pay more for the fees than appropriate. The consumer case and virtually all of the opt-out cases were consolidated before the U.S. District Court for the Eastern District of New York for certain purposes, including discovery. In November 2014, the Court dismissed the proposed consumer class action. The remaining consolidated cases are in their preliminary stages, and Visa and MasterCard have settled a number of individual opt-out cases, requiring non-material payments from all banks, including the Bank.

As a member of Visa, the Bank has indemnification obligations to Visa with respect to final judgments and settlements, including the Interchange Lawsuits. In the first quarter of 2008, Visa completed an IPO of its stock. With IPO proceeds, Visa established an escrow account for the benefit of member banks to fund certain litigation settlements and claims, including the Interchange Lawsuits. As a result, in the first quarter of 2008, the Corporation reduced its Visa related indemnification liabilities of $91 million. The Corporation made an election in accordance with the accounting guidance for fair value option for financial assets and liabilities on the indemnification guarantee to Visa, and the fair value of the guarantee as of December 31, 2014 was zero. Separately, in January 2011, the Corporation entered into a MasterCard Settlement and Judgment Sharing Agreement, along with other defendant banks, which apportions between MasterCard and its member banks the costs and liabilities of any judgment or settlement arising from the Interchange Lawsuits.

The Capital One Bank Credit Card Interest Rate Multidistrict Litigation matter was created as a result of a June 2010 transfer order issued by the United States Judicial Panel on Multidistrict Litigation (“MDL”), which consolidated for pretrial proceedings in the U.S. District Court for the Northern District of Georgia two pending putative class actions against the Bank—Nancy Mancuso, et al. v. Capital One Bank (USA), N.A., et al. (E.D. Virginia); and Kevin S. Barker, et al. v. Capital One Bank (USA), N.A. (N.D. Georgia). A third action, Jennifer L. Kolkowski v. Capital One Bank (USA), N.A. (C.D. California) was subsequently transferred into the MDL. In August 2010, the plaintiffs in the MDL filed a Consolidated Amended Complaint alleging that the bank breached its contractual obligations, and violated the Truth in Lending Act (“TILA”), the California Consumers Legal Remedies Act, the California Unfair Competition Law (the “UCL”), the California False Advertising Act, the New Jersey Consumer Fraud Act, and the Kansas Consumer Protection Act when it raised interest rates on certain credit card accounts. As a result of a settlement in another matter, the California-based UCL and TILA claims in the MDL are extinguished. The MDL plaintiffs seek statutory damages, restitution, attorney’s fees and an injunction against future rate increases. In August 2011, after the completion of fact discovery, the Bank filed a motion for summary judgment, which was granted in September 2014. Plaintiffs filed a Notice of Appeal to the Eleventh Circuit Court of Appeals in October 2014.

In December 2012, the Capital One Telephone Consumer Protection Act (“TCPA”) Multidistrict Litigation matter was created as a result of a transfer order issued by the United States Judicial Panel on Multidistrict Litigation (“TCPA MDL”), which consolidated for pretrial proceedings in the U.S. District Court for the Northern District of Illinois three pending putative class actions—Bridgett Amadeck, et al. v. Capital One Financial Corporation, et al. (W.D. Washington); Nicholas Martin, et al. v. Capital One Bank (USA), N.A., et al. (N.D. Illinois); and Charles C. Patterson v. Capital One Bank (USA), N.A., et al. (N.D. Illinois) —and several individual lawsuits. In February 2013, the putative class action plaintiffs in the TCPA MDL filed a Consolidated Master Class Action Complaint. The Consolidated Master Class Action Complaint and individual lawsuits allege that the Bank and/or entities acting on its behalf violated the TCPA by contacting consumers on their cellular telephones using an automatic telephone dialing system and/or artificial or prerecorded voice without first obtaining prior express consent to do so. The plaintiffs seek statutory damages for alleged negligent and willful violations of the TCPA, attorneys’ fees, costs, and injunctive relief. In June 2014, the parties filed a settlement agreement resolving all outstanding litigation. The court granted preliminary approval of the class settlement in July 2014, and granted final approval in February 2015. The final approval of the class settlement is subject to appeal through March 2015.

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

Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.

Each of the Bank, for itself and on behalf of its affiliate Capital One Services, LLC (“COSL”), and The Bank of New York Mellon (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by each of Capital One Master Trust and Capital One Multi-asset Execution Trust. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of, and for the twelve month period ended, December 31, 2014, which Reports on Assessment are included as exhibits to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(1)	Not Applicable.

(a)(2)	Not Applicable.

(a)(3)	The exhibits required by Item 601 of regulation S-K are listed in the Exhibit Index.

(b)	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Limited Liability Company Agreement of Capital One Funding, LLC dated as of July 31, 2002 (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form S-3 Registration Statement (File Nos. 333-75276, 333-75276-01 and 333-75276-02) filed with the Securities and Exchange Commission on September 12, 2002).

3.2	First Amendment dated as of March 1, 2008 to the Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.1	Amended and Restated Receivables Purchase Agreement dated as of July 1, 2007 between Capital One Funding, LLC and Capital One Bank (USA), National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2007).

4.2	First Amendment dated as of March 1, 2008 to the Amended and Restated Receivables Purchase Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.3	Indenture for the Notes dated as of October 9, 2002, as amended and restated as of January 13, 2006 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2006).

4.4	First Amendment dated as of March 1, 2008 to the Indenture (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.5	Asset Pool Supplement for the Notes dated October 9, 2002 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2002).

4.6	First Amendment dated as of March 1, 2008 to the Asset Pool Supplement (incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.7	Card Series Indenture Supplement for the Notes dated as of October 9, 2002 (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2002).

4.8	First Amendment dated as of March 1, 2008 to the Card Series Indenture Supplement (incorporated by reference to Exhibit 4.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.9	Series 2002-CC Supplement to the Amended and Restated Pooling and Servicing Agreement dated as of October 9, 2002 relating to the COMT Collateral Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2002).

4.10	First Amendment dated as of March 1, 2008 to the Series 2002-CC Supplement (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.11	Amended and Restated Pooling and Servicing Agreement, dated as of September 30, 1993, and as amended and restated as of August 1, 2002, January 13, 2006 and July 1, 2007 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2007).

4.12	First Amendment dated as of March 1, 2008 to the Amended and Restated Pooling and Servicing Agreement (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.13	Second Amendment dated as of July 15, 2010 to the Amended and Restated Pooling and Servicing Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2010).

4.14	Defaulted Receivables Supplemental Servicing Agreement dated as of July 15, 2010 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2010).

4.15	Transfer and Assumption Agreement, dated as of November 22, 1994 by and among Signet Bank/Virginia, Capital One Bank (USA), National Association, as Assuming Entity, The Bank of New York, as Trustee and the other parties thereto (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 13, 1995).

4.16	Second Amended and Restated Trust Agreement dated as of January 13, 2006 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2006).

4.17	Transfer and Administration Agreement dated as of October 9, 2002 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by Capital One Funding, LLC on November 12, 2002).

4.18	First Amendment dated as of March 1, 2008 to the Transfer and Administration Agreement (incorporated by reference to Exhibit 4.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.19.1	Class A(2004-1) Terms Document dated as of February 26, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2004, which is incorporated herein by reference).

4.19.2	Class C(2004-2) Terms Document dated as of March 5, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 11, 2004, which is incorporated herein by reference).

4.19.3	Class B(2004-3) Terms Document dated as of April 14, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 20, 2004, which is incorporated herein by reference).

4.19.4	Class A(2004-4) Terms Document dated as of June 10, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2004, which is incorporated herein by reference).

4.19.5	Supplemental Indenture with respect to additional Class A(2004-4) Notes, dated as of November 23, 2004 to Class A(2004-4) Terms Document, dated as of June 10, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 29, 2004, which is incorporated herein by reference).

4.19.6	Class B(2005-1) Terms Document, dated as of March 3, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 9, 2005, which is incorporated herein by reference).

4.19.7	Class B(2005-3) Terms Document dated as of August 4, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2005, which is incorporated herein by reference).

4.19.8	Class A(2005-9) Terms Document dated as of October 19, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2005, which is incorporated herein by reference).

4.19.9	Omnibus Addendum dated as of February 10, 2006, to the various Terms Documents to the Indenture (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 13, 2006, which is incorporated herein by reference).

4.19.10	Class A(2006-3) Terms Document dated as of March 1, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 7, 2006, which is incorporated herein by reference).

4.19.11	Class B(2006-1) Terms Document dated as of April 6, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 14, 2006, which is incorporated herein by reference).

4.19.12	Class A(2006-11) Terms Document dated as of September 1, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 8, 2006, which is incorporated herein by reference).

4.19.13	Class A(2007-1) Terms Document dated as of January 26, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.19.14	Class B(2007-1) Terms Document dated as of January 26, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.19.15	Class C(2007-1) Terms Document dated as of January 26, 2007 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.19.16	Class A(2007-2) Terms Document dated as of February 27, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 13, 2007, which is incorporated herein by reference).

4.19.17	Class A(2007-5) Terms Document dated as of June 22, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 25, 2007, which is incorporated herein by reference).

4.19.18	Class A(2007-7) Terms Document dated as of September 28, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 28, 2007, which is incorporated herein by reference).

4.19.19	Class A(2013-1) Terms Document dated as of February 1, 2013 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 1, 2013, which is incorporated herein by reference).

4.19.20	Class A(2013-2) Terms Document dated as of May 14, 2013 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2013, which is incorporated herein by reference).

4.19.21	Class A(2013-3) Terms Document dated as of November 21, 2013 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 21, 2013, which is incorporated herein by reference).

4.19.22	Class A(2014-1) Terms Document dated as of February 10, 2014 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 10, 2014, which is incorporated herein by reference).

4.19.23	Class A(2014-2) Terms Document dated as of April 10, 2014 (included in Exhibit 4.1.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 10, 2014, which is incorporated herein by reference).

4.19.24	Class A(2014-3) Terms Document dated as of April 10, 2014 (included in Exhibit 4.2.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 10, 2014, which is incorporated herein by reference).

4.19.25	Class A(2014-4) Terms Document dated as of September 9, 2014 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 9, 2014, which is incorporated herein by reference).

4.19.26	Class A(2014-5) Terms Document dated as of October 14, 2014 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 14, 2014, which is incorporated herein by reference).

4.19.27	Omnibus Amendment dated as of November 12, 2014, to the various Terms Documents to the Indenture (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 12, 2014, which is incorporated herein by reference).

10.1	Form of Subservicing Agreement between Capital One Bank (USA), National Association and Capital One Services, LLC (formerly known as Capital One Services, Inc.) (incorporated by reference to Exhibit 10.2 to Form S-3 Registration Statement (File Nos. 333-130862, 333-130862-01 and 333-130862-02) filed with the Securities and Exchange Commission on January 4, 2006).

10.2	Services Agreement, dated as of March 16, 2006, between Capital One Bank (USA), National Association and Capital One, N.A. (formerly known as Hibernia National Bank) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006).

31.1	Certification of Capital One Funding, LLC pursuant to Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934.

33.1	Report on Assessment of Compliance with Servicing Criteria for Capital One Bank (USA), National Association, for itself and on behalf of its affiliate Capital One Services, LLC.

33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon.

34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to Capital One Bank (USA), National Association and its affiliate Capital One Services, LLC.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon.

35.1	Servicer Compliance Statement of Capital One Bank (USA), National Association.

35.2	Servicer Compliance Statement of Capital One Services, LLC.

35.3	Servicer Compliance Statement of Capital One, N.A.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Capital One Multi-asset Execution Trust

By:	Capital One Funding, LLC, as Depositor

	By:	/s/ Thomas A. Feil
	Name:	Thomas A. Feil*
	Title:	President

Date: March 27, 2015

* Thomas A. Feil is the senior officer in charge of securitization of Capital One Funding, LLC.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Limited Liability Company Agreement of Capital One Funding, LLC dated as of July 31, 2002 (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to Form S-3 Registration Statement (File Nos. 333-75276, 333-75276-01 and 333-75276-02) filed with the Securities and Exchange Commission on September 12, 2002).

3.2	First Amendment dated as of March 1, 2008 to the Amended and Restated Limited Liability Company Agreement (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.1	Amended and Restated Receivables Purchase Agreement dated as of July 1, 2007 between Capital One Funding, LLC and Capital One Bank (USA), National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2007).

4.2	First Amendment dated as of March 1, 2008 to the Amended and Restated Receivables Purchase Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.3	Indenture for the Notes dated as of October 9, 2002, as amended and restated as of January 13, 2006 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2006).

4.4	First Amendment dated as of March 1, 2008 to the Indenture (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.5	Asset Pool Supplement for the Notes dated October 9, 2002 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2002).

4.6	First Amendment dated as of March 1, 2008 to the Asset Pool Supplement (incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.7	Card Series Indenture Supplement for the Notes dated as of October 9, 2002 (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2002).

4.8	First Amendment dated as of March 1, 2008 to the Card Series Indenture Supplement (incorporated by reference to Exhibit 4.9 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.9	Series 2002-CC Supplement to the Amended and Restated Pooling and Servicing Agreement dated as of October 9, 2002 relating to the COMT Collateral Certificate (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2002).

4.10	First Amendment dated as of March 1, 2008 to the Series 2002-CC Supplement (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.11	Amended and Restated Pooling and Servicing Agreement, dated as of September 30, 1993, and as amended and restated as of August 1, 2002, January 13, 2006 and July 1, 2007 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2007).

4.12	First Amendment dated as of March 1, 2008 to the Amended and Restated Pooling and Servicing Agreement (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.13	Second Amendment dated as of July 15, 2010 to the Amended and Restated Pooling and Servicing Agreement (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2010).

4.14	Defaulted Receivables Supplemental Servicing Agreement dated as of July 15, 2010 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 15, 2010).

4.15	Transfer and Assumption Agreement, dated as of November 22, 1994 by and among Signet Bank/Virginia, Capital One Bank (USA), National Association, as Assuming Entity, The Bank of New York, as Trustee and the other parties thereto (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, filed with the Securities and Exchange Commission on January 13, 1995).

4.16	Second Amended and Restated Trust Agreement dated as of January 13, 2006 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 20, 2006).

4.17	Transfer and Administration Agreement dated as of October 9, 2002 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission by Capital One Funding, LLC on November 12, 2002).

4.18	First Amendment dated as of March 1, 2008 to the Transfer and Administration Agreement (incorporated by reference to Exhibit 4.10 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2008).

4.19.1	Class A(2004-1) Terms Document dated as of February 26, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 3, 2004, which is incorporated herein by reference).

4.19.2	Class C(2004-2) Terms Document dated as of March 5, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 11, 2004, which is incorporated herein by reference).

4.19.3	Class B(2004-3) Terms Document dated as of April 14, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 20, 2004, which is incorporated herein by reference).

4.19.4	Class A(2004-4) Terms Document dated as of June 10, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2004, which is incorporated herein by reference).

4.19.5	Supplemental Indenture with respect to additional Class A(2004-4) Notes, dated as of November 23, 2004 to Class A(2004-4) Terms Document, dated as of June 10, 2004 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 29, 2004, which is incorporated herein by reference).

4.19.6	Class B(2005-1) Terms Document, dated as of March 3, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 9, 2005, which is incorporated herein by reference).

4.19.7	Class B(2005-3) Terms Document dated as of August 4, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on August 11, 2005, which is incorporated herein by reference).

4.19.8	Class A(2005-9) Terms Document dated as of October 19, 2005 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 20, 2005, which is incorporated herein by reference).

4.19.9	Omnibus Addendum dated as of February 10, 2006, to the various Terms Documents to the Indenture (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 13, 2006, which is incorporated herein by reference).

4.19.10	Class A(2006-3) Terms Document dated as of March 1, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 7, 2006, which is incorporated herein by reference).

4.4.19.11	Class B(2006-1) Terms Document dated as of April 6, 2006 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 14, 2006, which is incorporated herein by reference).

4.19.12	Class A(2006-11) Terms Document dated as of September 1, 2006 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 8, 2006, which is incorporated herein by reference).

4.19.13	Class A(2007-1) Terms Document dated as of January 26, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.19.14	Class B(2007-1) Terms Document dated as of January 26, 2007 (included in Exhibit 4.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.19.15	Class C(2007-1) Terms Document dated as of January 26, 2007 (included in Exhibit 4.3 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on January 31, 2007, which is incorporated herein by reference).

4.19.16	Class A(2007-2) Terms Document dated as of February 27, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 13, 2007, which is incorporated herein by reference).

4.19.17	Class A(2007-5) Terms Document dated as of June 22, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on June 25, 2007, which is incorporated herein by reference).

4.19.18	Class A(2007-7) Terms Document dated as of September 28, 2007 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 28, 2007, which is incorporated herein by reference).

4.19.19	Class A(2013-1) Terms Document dated as of February 1, 2013 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 1, 2013, which is incorporated herein by reference).

4.19.20	Class A(2013-2) Terms Document dated as of May 14, 2013 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 14, 2013, which is incorporated herein by reference).

4.19.21	Class A(2013-3) Terms Document dated as of November 21, 2013 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 21, 2013, which is incorporated herein by reference).

4.19.22	Class A(2014-1) Terms Document dated as of February 10, 2014 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on February 10, 2014, which is incorporated herein by reference).

4.19.23	Class A(2014-2) Terms Document dated as of April 10, 2014 (included in Exhibit 4.1.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 10, 2014, which is incorporated herein by reference).

4.19.24	Class A(2014-3) Terms Document dated as of April 10, 2014 (included in Exhibit 4.2.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on April 10, 2014, which is incorporated herein by reference).

4.19.25	Class A(2014-4) Terms Document dated as of September 9, 2014 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 9, 2014, which is incorporated herein by reference).

4.19.26	Class A(2014-5) Terms Document dated as of October 14, 2014 (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 14, 2014, which is incorporated herein by reference).

4.19.27	Omnibus Amendment dated as of November 12, 2014, to the various Terms Documents to the Indenture (included in Exhibit 4.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 12, 2014, which is incorporated herein by reference).

10.1	Form of Subservicing Agreement between Capital One Bank (USA), National Association and Capital One Services, LLC (formerly known as Capital One Services, Inc.) (incorporated by reference to Exhibit 10.2 to Form S-3 Registration Statement (File Nos. 333-130862, 333-130862-01 and 333-130862-02) filed with the Securities and Exchange Commission on January 4, 2006).

10.2	Services Agreement, dated as of March 16, 2006, between Capital One Bank (USA), National Association and Capital One, N.A. (formerly known as Hibernia National Bank) (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2006).

31.1	Certification of Capital One Funding, LLC pursuant to Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934.

33.1	Report on Assessment of Compliance with Servicing Criteria for Capital One Bank (USA), National Association, for itself and on behalf of its affiliate Capital One Services, LLC.

33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon.

34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to Capital One Bank (USA), National Association and its affiliate Capital One Services, LLC.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon.

35.1	Servicer Compliance Statement of Capital One Bank (USA), National Association.

35.2	Servicer Compliance Statement of Capital One Services, LLC.

35.3	Servicer Compliance Statement of Capital One, N.A.