Form 10-K
period 2023-12-31
CAPITAL ONE MULTI ASSET EXECUTION TRUST; CAPITAL ONE MASTER TRUST; CAPITAL ONE FUNDING, LLC
filed 2024-03-26
CIK 1163321, 922869, 1162387

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
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐ [Not Applicable]
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒
Registrant has no voting or non-voting common equity outstanding held by non-affiliates.
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

PART I
The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 1.	Business.
Item 1A.	Risk Factors.
Item 1C.	Cybersecurity.
Item 2.	Properties.
Item 3.	Legal Proceedings.
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
Interchange Litigation
In 2005, a putative class of retail merchants filed antitrust lawsuits against Mastercard International (“Mastercard”) and Visa U.S.A., Inc. (“Visa”) and several issuing banks, including Capital One Financial Corporation (the “Corporation”) and its subsidiaries, including Capital One, National Association (the “Bank”), seeking both injunctive relief and monetary damages for an alleged conspiracy by defendants to fix the level of interchange fees. The networks and issuing banks, including the Bank, have entered settlement and judgment sharing agreements allocating the liabilities of any judgment or settlement arising from all interchange-related cases.
The lawsuits were consolidated before the United States District Court for the Eastern District of New York for certain purposes and were settled in 2012. The class settlement, however, was invalidated by the United States Court of Appeals for the Second Circuit in June 2016, and the suit was bifurcated into separate class actions seeking injunctive and monetary relief, respectively. In addition, numerous merchant groups opted out of the 2012 settlement.

The monetary relief class action settled for $5.5 billion. The settlement received final approval from the district court in December 2019. The Second Circuit affirmed the settlement in March 2023, and it is now final. Some of the merchants that opted out of the monetary relief class have brought cases, and some of those cases have settled and some remain pending. Visa created a litigation escrow account following its initial public offering of stock in 2008 that funds the portion of these settlements attributable to Visa-allocated transactions. Any settlement amounts based on MasterCard-allocated transactions that have not already been paid are reflected in the Corporation and its subsidiaries’ reserves. The claims by the injunctive relief class have not been resolved.
Capital One, National Association
The Corporation and the Bank are commonly subject to various pending and threatened legal actions relating to the conduct of their normal business activities. In the opinion of management, the ultimate aggregate liability, if any, arising out of all such other pending or threatened legal actions is not expected to be material to noteholders.
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
Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.
Each of the Bank, for itself and on behalf of its affiliate Capital One Services, LLC (“COSL”), and The Bank of New York Mellon (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by each of Capital One Master Trust and Capital One Multi-asset Execution Trust. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of, and for the twelve-month period ended, December 31, 2023, which Reports on Assessment are included as exhibits to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.
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

Item 1123 of Regulation AB: Servicer Compliance Statement.
Each of the Bank and COSL has been identified by the registrant as a servicer meeting the criteria of Item 1108(a)(2)(i), (ii) or (iii) of Regulation AB with respect to the pool assets held by each of Capital One Master Trust and Capital One Multi-asset Execution Trust. Each of these servicers has provided a statement of compliance (a “Compliance Statement”), which has been signed by an authorized officer of such related servicer. Each Compliance Statement is attached as an exhibit to this Form 10-K.

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

4.16
Third Amendment dated as of March 17, 2023 to the Amended and Restated Pooling and Servicing Agreement (incorporated by reference to Exhibit 4.16 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 24, 2023).

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

4.20
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

4.29.5
Class A(2018-2) Terms Document dated as of May 16, 2018 (included in Exhibit 4.2.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 16, 2018, which is incorporated herein by reference).

4.29.6
Class A(2019-3) Terms Document dated as of September 5, 2019 (included in Exhibit 4.2.1 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 5, 2019, which is incorporated herein by reference).

4.29.7
Class A(2021-1) Terms Document dated as of July 22, 2021 (included in Exhibit 4.1.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on July 22, 2021, which is incorporated herein by reference).

4.29.8
Class A(2021-2) Terms Document dated as of July 22, 2021 (included in Exhibit 4.2.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on July 22, 2021, which is incorporated herein by reference).

4.29.9
Class A(2021-3) Terms Document dated as of November 30, 2021 (included in Exhibit 4.1.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on November 30, 2021, which is incorporated herein by reference).

4.29.10
Class A(2022-1) Terms Document dated as of March 30, 2022 (included in Exhibit 4.1.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 30, 2022, which is incorporated herein by reference).

4.29.11
Class A(2022-2) Terms Document dated as of June 14, 2022 (included in Exhibit 4.1.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2022, which is incorporated herein by reference.)

4.29.12
Class A(2022-3) Terms Document dated as of November 3, 2022 (included in Exhibit 4.1.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on November 3, 2022, which is incorporated herein by reference).

4.29.13
Supplemental Indenture with respect to Additional Class A(2022-3) Notes dated as of November 29, 2022 (included in Exhibit 4.1.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 29, 2022, which is incorporated herein by reference).

4.29.14
Class A(2023-1) Terms Document dated as of May 24, 2023 (included in Exhibit 4.1.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on May 24, 2023, which is incorporated herein by reference).

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

31.1	Certification of Capital One Funding, LLC pursuant to Rule 13a-14(d)/15d-14(d) under the Securities Exchange Act of 1934.
33.1	Report on Assessment of Compliance with Servicing Criteria for Capital One, National Association, for itself and on behalf of its affiliate Capital One Services, LLC.
33.2	Report on Assessment of Compliance with Servicing Criteria for The Bank of New York Mellon.
34.1	Attestation Report of Ernst & Young LLP on Assessment of Compliance with Servicing Criteria relating to Capital One, National Association and its affiliate Capital One Services, LLC.
34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria relating to The Bank of New York Mellon.

35.1	Servicer Compliance Statement of Capital One, National Association, as Servicer under the Amended and Restated Pooling and Servicing Agreement, et al.
35.2	Servicer Compliance Statement of Capital One Services, LLC, as Servicer under the Subservicing Agreement.
(c) Not Applicable.
Item 16.     Form 10-K Summary.
Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Capital One Funding, LLC, as Depositor to Capital One Multi-asset Execution Trust and Capital One Master Trust

By:	/s/ THOMAS A. FEIL

Name:	*Thomas A. Feil
Title:	President

Date:	March 26, 2024
* Thomas A. Feil is the senior officer in charge of securitization of Capital One Funding, LLC