Form 10-K
period 2024-12-31
CAPITAL ONE MULTI ASSET EXECUTION TRUST; CAPITAL ONE MASTER TRUST; CAPITAL ONE FUNDING, LLC
filed 2025-03-24
CIK 1163321, 922869, 1162387

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
For the fiscal year ended December 31, 2024
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
Interchange Litigation
In 2005, a putative class of retail merchants filed antitrust lawsuits against Mastercard International (“Mastercard”) and Visa U.S.A., Inc. (“Visa”) and several issuing banks, including Capital One Financial Corporation (the “Corporation”) and its subsidiaries, including Capital One, National Association (the “Bank”), seeking both injunctive relief and monetary damages for an alleged conspiracy by defendants to fix the level of interchange fees. The Visa and Mastercard payment networks and issuing banks entered into settlement and judgment sharing agreements allocating the liabilities of any judgment or settlement arising from all interchange-related cases.
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
The monetary relief class action settled for $5.5 billion and was approved by the District Court in December 2019. The Second Circuit affirmed the settlement in March 2023 and it is final. Some of the merchants that opted out of the monetary relief class have brought cases, and some of those cases have settled and some remain pending. Visa created a litigation escrow account following its initial public offering of stock in 2008 that funds the portion of these settlements attributable to Visa-allocated transactions. Any settlement amounts based on Mastercard-allocated transactions that have not already been paid are reflected in the Corporation and its subsidiaries’ reserves. Visa and Mastercard reached a settlement with the injunctive relief class and filed a motion for preliminary approval, which was denied by the District Court in June 2024. The parties will continue to litigate unless a settlement is reached and approved.
Capital One, National Association
The Corporation and the Bank are commonly subject to various pending and threatened legal actions relating to the conduct of their normal business activities. In the opinion of management, the ultimate aggregate liability, if any, arising out of all such other pending or threatened legal actions is not expected to be material to noteholders.
The Bank of New York Mellon
In the ordinary course of business, The Bank of New York Mellon is named as a defendant in legal actions. In connection with its role as trustee of certain residential mortgage-backed securitization (“RMBS”) transactions, The Bank of New York Mellon has been named as a defendant in a number of legal actions brought by RMBS investors. These lawsuits allege that the trustee had expansive duties under the governing agreements, including the duty to investigate and pursue breach of representation and warranty claims against other parties to the RMBS transactions. While it is inherently difficult to predict the eventual outcomes of pending actions, The Bank of New York Mellon denies liability and intends to defend the litigations vigorously.
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
Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.
Each of the Bank, for itself and on behalf of its affiliate Capital One Services, LLC (“COSL”), and The Bank of New York Mellon (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by each of Capital One Master Trust and Capital One Multi-asset Execution Trust. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of, and for the twelve-month period ended, December 31, 2024, which Reports on Assessment are included as exhibits to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.
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

Noncompliance: The Bank of New York Mellon indicates that during the reporting period, a material instance of noncompliance occurred with respect to the servicing criterion set forth in Item 1122(d)(3)(ii) with respect to remittances as follows: amounts due to investors were not remitted in accordance with timeframes set forth in the transaction agreements. More specifically, The Bank of New York Mellon indicates that the first distribution for the Consumers 2023 Securitization Funding LLC transaction due on September 3, 2024 ($82,421,673.75) was remitted one day late.

Remediation: The Bank of New York Mellon indicates that it has implemented a daily report, which is distributed daily to its management, that identifies outstanding deal onboarding items serving as a reminder of tasks not yet completed as another check in the process aimed at preventing missed payments. Additionally, The Bank of New York Mellon indicates that programmers are working to build a status report at an individual level, rather than a group level, flagging individuals that have deal onboarding tasks to complete.
The Bank of New York Mellon indicates that none of the identified instances of noncompliance involved the servicing of pool assets held by either Capital One Multi-asset Execution Trust or by Capital One Master Trust.
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

4.29.6
Class A(2021-1) Terms Document dated as of July 22, 2021 (included in Exhibit 4.1.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on July 22, 2021, which is incorporated herein by reference).

4.29.7
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

4.29.9
Class A(2022-1) Terms Document dated as of March 30, 2022 (included in Exhibit 4.1.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 30, 2022, which is incorporated herein by reference).

4.29.10
Class A(2022-2) Terms Document dated as of June 14, 2022 (included in Exhibit 4.1.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2022, which is incorporated herein by reference.)

4.29.11
Class A(2022-3) Terms Document dated as of November 3, 2022 (included in Exhibit 4.1.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on November 3, 2022, which is incorporated herein by reference).

4.29.12
Supplemental Indenture with respect to Additional Class A(2022-3) Notes dated as of November 29, 2022 (included in Exhibit 4.1.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 29, 2022, which is incorporated herein by reference).

4.29.13
Class A(2023-1) Terms Document dated as of May 24, 2023 (included in Exhibit 4.1.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on May 24, 2023, which is incorporated herein by reference).

4.29.14
Class A(2024-1) Terms Document dated as of September 24, 2024 (included in Exhibit 4.1.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on September 24, 2024, which is incorporated herein by reference).

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

Capital One Funding, LLC, as Depositor to Capital One Multi-asset Execution Trust and Capital One Master Trust

By:	/s/ Franco E. Harris

Name:	*Franco E. Harris
Title:	President

Date:	March 24, 2025
* Franco E. Harris is the senior officer in charge of securitization of Capital One Funding, LLC