Form 10-K
period 2025-12-31
CAPITAL ONE MULTI ASSET EXECUTION TRUST; CAPITAL ONE MASTER TRUST; CAPITAL ONE FUNDING, LLC
filed 2026-03-24
CIK 1163321, 922869, 1162387

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
For the fiscal year ended December 31, 2025
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
Visa and Mastercard reached a new settlement with the injunctive relief class and filed a motion for preliminary approval with the District Court in November 2025. The District Court has scheduled a hearing on April 20, 2026 to consider whether to grant preliminary approval of the proposed settlement.
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
Item 1122 of Regulation AB: Compliance with Applicable Servicing Criteria.
Each of the Bank, for itself and on behalf of its affiliate Capital One Services, LLC (“COSL”), and The Bank of New York Mellon (each, a “Servicing Participant”) has been identified by the registrant as a party participating in the servicing function with respect to the pool assets held by each of Capital One Master Trust and Capital One Multi-asset Execution Trust. Each Servicing Participant has completed a report on an assessment of compliance with the servicing criteria applicable to such Servicing Participant (each, a “Report on Assessment”) as of, and for the twelve-month period ended, December 31, 2025, which Reports on Assessment are included as exhibits to this Form 10-K. In addition, each Servicing Participant has provided an attestation report (each, an “Attestation Report”) by a registered independent public accounting firm regarding its related Report on Assessment. Each Attestation Report is attached as an exhibit to this Form 10-K.
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

3.4
Amended and Restated Articles of Organization of Capital One Funding, LLC, dated April 18, 2025 (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to Form SF-3 Registration Statement (File No. 333-285591) filed with the Securities and Exchange Commission on April 18, 2025).

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

4.29.5
Class A(2021-2) Terms Document dated as of July 22, 2021 (included in Exhibit 4.2.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on July 22, 2021, which is incorporated herein by reference).

4.29.6
Class A(2022-1) Terms Document dated as of March 30, 2022 (included in Exhibit 4.1.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 30, 2022, which is incorporated herein by reference).

4.29.7
Class A(2022-2) Terms Document dated as of June 14, 2022 (included in Exhibit 4.1.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on June 15, 2022, which is incorporated herein by reference.)

4.29.8
Class A(2022-3) Terms Document dated as of November 3, 2022 (included in Exhibit 4.1.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on November 3, 2022, which is incorporated herein by reference).

4.29.9
Supplemental Indenture with respect to Additional Class A(2022-3) Notes dated as of November 29, 2022 (included in Exhibit 4.1.2 to the registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 29, 2022, which is incorporated herein by reference).

4.29.10
Class A(2023-1) Terms Document dated as of May 24, 2023 (included in Exhibit 4.1.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on May 24, 2023, which is incorporated herein by reference).

4.29.11
Class A(2024-1) Terms Document dated as of September 24, 2024 (included in Exhibit 4.1.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on September 24, 2024, which is incorporated herein by reference).

4.29.12
Class A(2025-1) Terms Document dated as of September 16, 2025 (included in Exhibit 4.1.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on September 16, 2025, which is incorporated herein by reference).

4.29.13
Class A(2025-2) Terms Document dated as of September 16, 2025 (included in Exhibit 4.2.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on September 16, 2025, which is incorporated herein by reference).

4.29.14
Class A(2025-3) Terms Document dated as of October 31, 2025 (included in Exhibit 4.1.1 to the registrant's Form 8-K, as filed with the Securities and Exchange Commission on October 31, 2025, which is incorporated herein by reference).

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

Capital One Funding, LLC, as Depositor to Capital One Multi-asset Execution Trust and Capital One Master Trust

By:	/s/ Franco E. Harris

Name:	*Franco E. Harris
Title:	President

Date:	March 24, 2026
* Franco E. Harris is the senior officer in charge of securitization of Capital One Funding, LLC